Form 10-K
period 2005-09-25
Money Tree, Inc.
filed 2006-01-05
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-122531

THE MONEY TREE INC

(Exact name of registrant as specified in its charter)

Georgia	58-2171386
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 South Broad Street

Bainbridge, Georgia 39817

(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code (229) 246-6536

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any attachment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2005
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2005, direct consumer loans comprised 55.3%, motor vehicle installment sales contracts comprised 33.7%, and consumer sales finance contracts comprised 11.0% of the gross amount of our outstanding loans and contracts.

As of the date of this report, we operate 103 consumer finance branch offices in cities located throughout Georgia, Florida, Alabama and Louisiana and four used car lots in Georgia.

We operate our business through the following wholly-owned subsidiaries: The Money Tree of Georgia Inc.; Money to Lend of Louisiana, Inc.; The Money Tree of Florida Inc.; Small Loans, Inc.; and Home Furniture Mart Inc. Below is a map showing our branch office locations:

Locations of The Money Tree Inc.

ALABAMA

- 12 Abbeville
- 4 Alexander City
- 17 Bay Minette
- 15 Brewton
- 3 Clanton
- 13 Dothan 1
- 14 Dothan 2
- 16 Evergreen
- 10 Greenville
- 1 Huntsville
- 18 Mobile
- 9 Monroeville
- 7 Montgomery
- 6 Opelika
- 5 Roanoke
- 2 Sylacauga
- 8 Thomasville
- 11 Troy

FLORIDA

- 1 Tallahassee
- 2 Quincy
- 3 Marianna

GEORGIA

- 35 Albany
- 36 Americus
- 34 Ashburn
- 13 Athens
- 22 Augusta 1
- 23 Augusta 2
- 24 Augusta 3
- 38 Bainbridge 1
- 39 Bainbridge 2
- 40 Bainbridge-Best Buy
- 41 Bainbridge-Buyer's Choice
- 4 Blue Ridge
- 30 Brunswick 1
- 31 Brunswick 2
- 12 Buford
- 56 Cairo
- 5 Calhoun
- 9 Canton
- 20 Carrollton
- 8 Cartersville
- 52 Cedartown
- 3 Chatsworth
- 44 Columbus 1
- 45 Columbus 2
- 49 Columbus-Best Buy
- 16 Conyers
- 15 Covington
- 2 Dalton
- 10 Dawsonville
- 37 Donalsonville
- 33 Douglas
- 19 Douglasville
- 53 Dublin
- 54 Dublin-Best Buy
- 51 Forest Park
- 36 Fort Oglethorpe
- 11 Gainesville
- 28 Garden City
- 48 Gray
- 57 LaGrange
- 58 Lavonia
- 25 Louisville
- 47 Macon
- 17 McDonough
- 18 Morrow
- 43 Moultrie
- 21 Newnan
- 27 Rincon
- 7 Rome
- 29 Savannah
- 32 St. Mary's
- 26 Statesboro
- 42 Thomasville
- 6 Toccoa
- 14 Valdosta
- 46 Warner Robins
- 50 West Point
- 55 Winder

LOUISIANA

- 9 Alexandria 1
- 10 Alexandria 2
- 22 Baker
- 21 Baton Rouge
- 3 Bossier City
- 14 Bunkie
- 12 DeRidder
- 16 Eunice
- 23 Hammond
- 24 Houma
- 18 Lafayette
- 17 Lake Charles
- 28 LaPlace
- 8 Mansfield
- 27 Marrero
- 25 Metairie
- 4 Minden
- 6 Monroe
- 19 New Iberia
- 26 New Orleans
- 13 Oakdale
- 15 Opelousas
- 11 Pineville
- 20 Plaquemine
- 5 Ruston
- 1 Shreveport 1
- 2 Shreveport 2
- 7 West Monroe

We fund our loan demand through a combination of cash collections from our loans, proceeds raised from the sale of debentures and demand notes and loans from various banks and other financial institutions.

Our direct consumer loans generally serve individuals with limited access to other sources of consumer credit such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made to people who need money typically for the following purposes:

•	paying some unusual or unforeseen expense;

•	paying off an accumulation of small debts; or

•	purchasing furniture and appliances.

To the extent they are secured at all, direct consumer loans are generally secured by personal property and/or motor vehicles already owned by our customers. Automobile sales finance loans are made primarily in the Bainbridge, Columbus and Dublin, Georgia locations. They are typically made in amounts from $3,000 to $30,000 on maturities of 24 to 56 months. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either at our branch locations or at a retail store. The consumer goods purchased by the customer serve as collateral for these loans. We originate consumer sales finance contracts at our branch offices and sometimes purchase such contracts from retail dealers. These loans have maturities that typically range from three to 36 months and generally do not individually exceed $4,000 in principal amount. We generally charge the maximum interest rates allowed under applicable federal and state laws for our loans.

Prior to the making of a loan or purchasing a consumer sales finance contract or a motor vehicle installment sales contract, we undertake a credit investigation to determine the income, existing indebtedness, length and stability of employment, and other relevant information concerning the customer. When a loan is made, if it is secured at all, we are granted a security interest in personal property or automobiles of the borrower. In making direct consumer loans, we place emphasis upon the customer’s ability to repay rather than upon the potential resale value of the underlying collateral. In making motor vehicle installment sales and consumer sales finance contracts, however, we place increased emphasis upon the marketability and value of the underlying collateral.

Our business consists mainly of the making of loans to salaried people and wage earners who depend on their earnings to make their repayments. Our ability to operate on a profitable basis, therefore, depends to a large extent on the continued employment of these people and their ability to meet their obligations as they become due. In the event of a sustained recession or a continued downturn in the U.S. and local economies in which we operate with resulting unemployment and continued increases in the number of personal bankruptcies, our collection ratios and profitability would be detrimentally affected. See “Risk Factors – We could suffer increased credit losses if there is a continued downturn in the economy.”

Below is a chart detailing the relationships of our subsidiaries and other related entities:

Lending and Collection Operations

We seek to provide short-term loans to the segment of the population that has limited access to other sources of credit and are considered higher credit risks. See “Risk Factors – Our typical customer base has subprime credit ratings and are higher than average credit risks which could result in increased risk of loan defaults.” In evaluating the creditworthiness of potential customers, we primarily examine the individual’s discretionary income, length of current employment, duration of residence and prior credit experience. We make loans to individuals on the basis of the customer’s discretionary income and other factors and are limited to amounts that we believe the customer can reasonably be expected to repay from that income. All of our new customers are required to complete standardized credit applications in person or by telephone at our local offices. We equip each of our local offices to perform immediate background, employment and credit checks. Generally, we perform loan approval at our headquarters; however, some branch managers have limited authority to approve loans up to certain amounts. When initiating a loan for a new customer, our employees verify the applicant’s employment and credit histories through telephone checks with employers or other employment references and a variety of credit services. We require substantially all new customers to submit a listing of personal property that will be pledged as collateral to secure the loan, but we do not rely on the value of such collateral in the loan approval process and generally do not perfect our security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, we may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

We believe that the development and continual reinforcement of personal relationships with customers improve our ability to monitor their creditworthiness, reduce credit risk and generate repeat loans. It is not unusual for us to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after two or three payments. In determining whether to refinance existing loans, we typically require loans to be current in their payments, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In the fiscal year ended September 25, 2005, approximately 34.3% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 45.5% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2004, approximately 35.3% of the total number of loans and 46.9% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

We typically do not perfect our security interest in collateral securing our loans by filing Uniform Commercial Code financing statements. We usually charge a non-file or non-recording insurance fee in connection with our direct consumer loans. These fees are equal in aggregate amount to the premiums paid by us to purchase non-file insurance coverage from an unaffiliated insurance company. Under our non-file insurance coverage, we are reimbursed for losses on direct consumer loans resulting from our policy of not perfecting our security interest in collateral pledged to secure the loans. Non-file insurance is not available for motor vehicle installment sales contracts and consumer sales finance contracts. We must rely on the collateral securing the loan for these two products, and any recovery on such collateral is very uncertain. See “Risk Factors – The collectability of our finance receivables may be affected by general economic conditions and we may not be able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-file insurance proceeds.”

Competition

We compete with several national and regional finance companies, as well as a variety of local finance companies, in the communities in which we operate. We believe that we compete effectively in the marketplace primarily based on our emphasis on customer service and the variety of services we provide.

Customer Service Training. We believe intensive training for all employees is integral to the success of our customer service emphasis. Our branch structure includes three positions at each branch office: customer service representative; manager trainee; and branch manager. Customer service representatives meet customers, take payments and input loans. In addition, customer service representatives are responsible for soliciting additional business from existing customers when they visit a branch through the refinancing of current loans. Manager trainees collect past due loans and solicit loans. Branch managers oversee branch operations and the loan making process. When an employee is hired, he or she is required to successfully complete a one to two-week training course in our headquarters for the position. Branch managers attend both the customer service representative and collection training classes as well as a one-week manager training class (for a total of three weeks of training). Branch managers are also trained on location in their respective branch by one of our traveling trainers and by a regional manager. Designated employees in our headquarters also provide answers to questions by telephone that arise during the course of dealing with customers at the branch offices.

Additional Services to Customers. In addition to the loan services we provide, we offer certain services typically provided by banks or other institutions to consumers who do not have relationships with commercial banks or such other institutions. Please see the “Certain Relationships and Related Transactions” section for a discussion of conflicts issues arising from various relationships between us, our executive officers and our affiliates. We believe that our ability to service our customers’ needs distinguishes us from most of our competitors that solely offer loan services. Listed below are a number of services offered by us in this capacity.

Direct Deposit. We (working in conjunction with our bank) are an approved “Authorized Payment Agent” for Social Security, Veterans Administration (VA), Military and retirement benefits. We (working in conjunction with our bank) also accept direct deposit of employee payroll checks for our customers. This service allows customers to elect to receive their benefits or payroll checks at a local branch office.

Preparation of Federal and State Income Tax Returns. We offer preparation of federal and state income tax returns for those customers who elect to electronically file their income tax returns. The tax preparation and filing services are offered pursuant to a service agreement with our affiliate, Cash Check Inc. of Ga. (Cash Check). See “Certain Relationships and Related Transactions” for additional information on Cash Check. We also offer refund anticipation loans to customers meeting certain eligibility requirements.

Money Orders. We sell money orders to customers and other consumers seeking this service. We receive a fee for all money orders we issue.

Sale and Financing of Certain Consumer Goods. In each branch office location (or, right next door to the branch office in the State of Louisiana), we offer for sale certain furniture, appliances, electronics and other household items. See “Regulation and Supervision – State Laws.” We receive a mark-up for each of the products sold. In addition, we offer financing to eligible consumers desiring to finance the purchase of these consumer goods.

Motor Club Memberships. We offer motor club membership from Interstate Motor Club, Inc. to all customers possessing a valid driver’s license. Reimbursement benefits to membership include: bail bond; emergency road service; wrecker service; emergency ambulance expense; lock and key service; emergency travel expense; and legal fees. We receive a commission on sales of motor club memberships. Interstate Motor Club, Inc. is owned by our CEO and his three children. See “Certain Relationships and Related Transactions.”

Prepaid Telephone Service. We offer prepaid telephone services to all of our customers. We receive a commission for each customer who signs up for the service as well as a commission for each monthly payment collected. These telephone services are provided through Budget Phone, Inc., an unaffiliated entity.

Bank Draft. We offer bank draft services to all of our customers whereby amounts owed to us are automatically debited from the customer’s bank account and paid to us on a regular periodic basis. This results in ease of payment for the customer and, we believe, reduced collections costs and added predictability of cash flow.

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2005, we earned $10.5 million in commissions from the sale of insurance products.

We offer credit life insurance, credit accident and sickness insurance and collateral protection insurance. Credit life insurance is elected by those customers who prefer to have their indebtedness covered in the event of death. Credit accident and sickness insurance is available to customers who are gainfully employed for a minimum of 30 hours per week, and provides coverage in the form of continued payments on the loan made by us in the event the customer is unable to work for a period of time. Collateral protection insurance is written to protect our security interest in certain collateral. Examples of covered collateral are automobiles, trucks, travel trailers and certain boats. When a claim is made, the insurance proceeds are payable to us and any excess is payable to the customer. This insurance pays for partial losses as well as total losses of the collateral.

We also offer non-credit accidental death and dismemberment insurance to customers. This type of insurance may have a term shorter or longer than the term of the loan and coverage may exceed the principal amount of the loan. Proceeds of claims are payable to the customers and/or their beneficiaries. Customers are not required to purchase these insurance products from us in order to obtain any other product or service provided by us. See “Regulation and Supervision – State Laws.”

Provision for Credit Losses

Provision for credit losses (sometimes otherwise known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of two ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged-off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. In addition to these general means of designating an account to be charged-off, branch managers may encounter other situations when charge-off is appropriate. We require that a supervisor visit each branch to review all of their accounts that are potential charge-off accounts on a monthly basis. Then each supervisor meets with the operations manager for a final review. Prior to these visits, the branch manager is responsible for ensuring that all phases of the collection process have been followed. A comprehensive charge-off checklist has been developed to help the branch manager verify that all collection activity and procedures have been followed in order to have that account charged-off. Senior management reviews the charge-off checklist to determine whether an account should be charged-off or whether the branch manager should undertake further collection measures for the particular account. Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-file insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording. Should we ever discontinue our practice of purchasing non-file insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required. For consumer sales finance and motor vehicle installment sales contracts, we are granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold (typically within 30 days) according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off. For fiscal years ended September 25, 2005 and 2004, our charge-offs net of recoveries were $2.2 million and $2.6 million, respectively.

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes otherwise known as bad debt reserves) is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2005 and 2004, the charge offs, net of recoveries were $2.2 million and $2.6 million, respectively. These amounts represent 3.0% and 2.4% of the respective year’s net average outstanding receivables. Management has found that this methodology has provided an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. At September 25, 2005, management segmented the allowance for credit losses. In the consumer segment, we have established an allowance of 2.5% of the net outstanding finance receivables. The net charge offs as a percent of the average net outstanding receivables in fiscal year 2005 was 1.9%. In the automotive segment, a 5.0% allowance was established based on net charge offs to average outstanding receivables of 5.1%. Management routinely evaluates the inherent risks and change in the composition of our loan portfolio based on its extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. Based on these factors, management has increased the allowance by an additional 0.6% in the consumer segment and decreased the allowance by 0.1% in the automotive segment to the aforementioned benchmark percentages. The balance of the allowance for credit losses at September 25, 2005 and 2004 was $2.6 million and $2.1 million, respectively.

Regulation and Supervision

Federal Laws

Our lending operations are subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws generally require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices.

The Truth in Lending Act requires us to make certain disclosures to our customers, including the terms of repayment, the total finance charge, the annual percentage rate charged and other information relating to the loan.

The Equal Credit Opportunity Act prohibits us from discriminating against loan applicants based on race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, we are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transaction Act. The FACT Act reauthorizes and amends the Fair Credit Reporting Act and permanently extends the state preemption provisions of the Fair Credit Reporting Act. The FACT Act also creates new provisions to strengthen consumer rights by addressing the problem of identity theft, as well as limit the disclosure of medical information for credit purposes.

A Federal Trade Commission ruling prevents us and other consumer lenders from using certain household goods as collateral on direct cash loans. We collateralize such loans with non-household goods such as automobiles, boats, mobile homes, and other exempt items.

We are subject to the consumer privacy provisions of the Gramm-Leach-Bliley Act and, as such, are regulated by the Federal Trade Commission (FTC). The GLB Act restricts or prohibits our ability to offer non-affiliated third parties access to nonpublic personal information generated by our business. While we do not currently share any such nonpublic personal information with non-affiliated third parties, we may do so in the future. Required compliance with the GLB Act and these rules, or our failure to comply with them, may increase the overall cost to us in providing our products and services and may limit potential future revenue opportunities. In addition, the GLB Act allows states to enact consumer privacy laws that may be more burdensome or restrictive than the GLB Act, the rules promulgated thereunder and other existing federal laws. The GLB Act, the FTC’s rules, or the adoption of other consumer privacy laws or regulations could have a material adverse effect on our business, financial condition and operating results.

We are subject to the USA PATRIOT Act of 2001, including Section 352 of the Money Laundering Abatement Act, reasonably expected to detect and cause the reporting of suspicious transactions in connection with the sale of debentures and demand notes by us, direct deposits made by customers and the issuance of money orders to customers. In addition to other procedures, for investments or other cash receipts greater than $10,000, we obtain a copy of a valid driver’s license or picture identification and complete the required IRS Form 8300.

State Laws

General

State laws require that each office in which a small loan business is conducted be licensed by the state and that the business be conducted according to the applicable statutes and regulations. The granting of a license depends on the financial responsibility, character and fitness of the applicant, and, where applicable, the applicant must show finding of a need through convenience and advantage documentation. As a condition to obtaining such license, the applicant must consent to state regulation and examination and to the making of periodic reports to the appropriate governing agencies. Licenses are revocable for cause, and their continuance depends upon compliance with the law and regulations issued pursuant thereto. We have never had any of our small loan business licenses revoked.

We are also subject to state regulations governing insurance agents. State insurance regulations require that insurance agents be licensed and limit the premium amount charged for such insurance.

Georgia Laws

Direct consumer loans we make in Georgia are subject to the Georgia Industrial Loan Act. GILA governs loans of $3,000 or less and requires that lenders, like us, who are subject to GILA, not loan funds for more than 36 months and 15 days. GILA provides for a maximum rate of interest and specifies permitted additional fees that can be charged for a loan, including loan fees, maintenance fees and late fees. Under GILA, a lender may also sell certain types of insurance. GILA permits us to charge and collect from our customers premiums actually paid for insurance obtained for the customer, provided, that the insurance is reasonably related to the type and value of the property issued and the amount and term of the loan and, further provided, that the insurance is obtained through an insurance company authorized to do business in Georgia and through a regular insurance agent licensed by the insurance commissioner.

We also make a comparatively small number of direct consumer loans for amounts greater than $3,000 and for a longer period than 36 months and 15 days. These loans are not subject to GILA restrictions, but are made at an open, negotiated rate which, along with other terms of the loan, are subject only to the general Georgia usury laws.

In connection with the sale and financing of motor vehicles, we are generally subject to the Georgia Motor Vehicle Sales Financing Act. MVSFA requires, among other things, that certain content and notices be present in contracts and regulates the specific manner of execution and delivery of contracts. MVSFA also regulates related insurance purchased, the amount of certain finance charges, the treatment of prepayment and recovery of deficiencies in repossession cases.

Louisiana Laws

We are registered as a non-depository licensed lender in Louisiana. Direct consumer loans and sales finance loans we make in Louisiana are governed by the Louisiana Consumer Credit Law. The Louisiana Office of Financial Institutions regulates the Louisiana Consumer Credit Law. The Louisiana Consumer Credit Law generally regulates consumer loans made in Louisiana and provides for maximum rates of interest that may be charged based upon outstanding loan balance (the higher the loan balance the less the interest rate allowed to be charged). The Louisiana Consumer Credit Law specifies the permitted additional fees that may be charged in connection with a loan, including loan fees, maintenance fees and late fees. The Louisiana Consumer Credit Law allows us to request or require our customers to provide insurance in connection with consumer credit transactions. However, the maximum rates to be charged for such insurance are set by statute. The Louisiana Consumer Credit Law prevents us from displaying or selling merchandise at our branch office locations and requires that the space in which we make our consumer loans be separated from any location in which we display or sell merchandise by walls that may be broken only by a passageway in which the public does not have access.

Alabama Laws

Direct consumer loans and sales finance loans we make in Alabama are governed by the Alabama Consumer Credit Act and the Regulations promulgated thereunder, also referred to as the Mini-Code. The Alabama State Banking Department, Bureau of Loans regulates the Mini-Code. The Mini-Code governs loans of $2,000 or less and provides for maximum finance charges depending on the loan balance and specifies permitted additional fees that may be charged for a loan, including loan fees, maintenance fees and late fees. Furthermore, the Mini-Code requires that we refund or credit certain unearned finance charges when a customer renews or extends a loan. The Mini-Code also requires that loans of less than $1,000 be repaid in substantially equal installments at periodic intervals over a period of not more than 36 months and 15 days for amounts financed more than $300 and 24 months and 15 days for amounts financed of $300 or less. The Mini-Code permits us to charge and collect insurance premiums from our customers so long as the insurance is offered and written by a licensed insurance company authorized to do business in Alabama. However, the maximum rates to be charged for such insurance are set by statute. The Mini-Code also requires us to obtain the prior written approval of the State Banking Department prior to conducting any other business on the premises.

We also make a small number of consumer loans for amounts greater than $2,000 in Alabama. Such loans are not subject to the Mini-Code, but are made at an open, negotiated rate which, along with other terms of the loan, are subject only to the general Alabama usury laws.

Florida Laws

Direct consumer loans and sales finance loans we make in Florida are governed by the Florida Consumer Finance Act and are regulated by the Florida Department of Banking and Finance. The Florida Consumer Finance Act generally governs loans of less than $25,000 and provides for maximum rates of interest depending upon the loan balance and specifies permitted additional fees that may be charged for a loan, including loan fees, maintenance fees and late fees. The Florida Consumer Finance Act permits us to charge and collect insurance premiums from our customers so long as they are provided under a group or individual insurance policy which complies with the insurance laws of the State of Florida.

Employees

As of September 25, 2005, we had 439 full-time employees and nine part-time employees. We do not have employment agreements with any of our employees.

Item 1A. Risk Factors:

Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this report. If any of the following risks actually occur, our business, financial condition or operating results and our ability to repay the Debentures and Demand Notes could be materially adversely affected.

We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.

We may issue Debentures and Demand Notes or similar debt instruments to investors in order to raise funds for our operations. In addition, our subsidiary, The Money Tree of Georgia Inc., has issued debentures and demand notes to Georgia residents over the past several years, including $68,904,753 of debentures and $12,867,207 of demand notes outstanding as of September 25, 2005, which demand notes may be redeemed by our investors at any time. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the Debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the sale of the Debentures and Demand Notes. We are substantially reliant upon the net offering proceeds we receive from the sale of the Debentures and Demand Notes. However, our operations and other sources of funds may not provide sufficient available cash flow to meet our redemption obligations, especially if the amount of redemptions at any given time is significantly greater than anticipated or if cash on hand is less than expected due to losses or other circumstances. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations and you could lose some or all of your investment.

An increase in market interest rates may result in a reduction in our liquidity and profitability and impair our ability to pay interest and principal on the Debentures and Demand Notes.

Interest rates are currently at or near historic lows. Sustained, significant increases in interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our Debentures and Demand Notes and any bank debt we incur. Any reduction in our liquidity and profitability would diminish our ability to pay interest and principal on the Debentures and Demand Notes.

Payment of interest and principal on the Debentures and Demand Notes is effectively subordinate to the payment of the secured and unsecured creditors of our subsidiaries, including holders of debentures and demand notes issued by The Money Tree of Georgia Inc.

Substantially all of our assets and operations are conducted through our subsidiaries. As a result, all the creditors of our subsidiaries, including the holders of the debentures and demand notes issued by The Money Tree of Georgia Inc., would be paid prior to our subsidiaries being allowed to distribute any amounts to us. As of September 25, 2005, $68,904,753 of debentures and $12,867,207 of demand notes issued by The Money Tree of Georgia Inc. were outstanding. If our subsidiaries did not have sufficient funds to pay their debts, our ability to pay interest and principal on the Debentures and Demand Notes would be impaired.

Our operations are not subject to the stringent banking regulatory requirements designed to protect investors so your investment is completely dependent upon our successful operation of our business.

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks and thrift institutions and are not subject to periodic compliance examinations by federal banking regulators. Therefore, an investment in our Debentures or Demand Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on your investment is completely dependent upon our successful operation of our business. To the extent that we do not successfully operate our business, our ability to pay interest and principal on the Debentures and Demand Notes will be impaired.

We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations.

Our operations are subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations which, among other things, require that we obtain and maintain certain licenses and qualifications, and limit the interest rates, fees and other charges we may impose in our consumer finance business. Although we believe we are in compliance in all material respects with applicable laws, rules and regulations, we cannot assure you that we are or that any change in such laws, or in the interpretations thereof, will not make our compliance with such laws more difficult or expensive or otherwise adversely affect our financial condition or business operations.

Our lack of a significant line of credit could affect our liquidity in the future.

We have operated without a significant line of credit for the past two years. We are currently seeking a line of credit as an additional source of long-term financing. If we fail to obtain a line of credit, we will be more dependent on the proceeds from the Debentures and Demand Notes for our continued liquidity. If the sale of the Debentures or Demand Notes is significantly curtailed for any reason and we fail to obtain a line of credit, our ability to meet our obligations, including our obligations with respect to the Debentures and Demand Notes offered hereby, could be materially adversely affected.

The collectability of our finance receivables may be affected by general economic conditions and we may not be able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-file insurance proceeds.

Our liquidity is dependent on, among other things, the collection of our finance receivables. We continually monitor the delinquency status of our finance receivables and promptly institute collection efforts on delinquent accounts. Collections of our consumer finance receivables are likely to be affected by general economic conditions. Although current economic conditions have not had a material adverse effect on our ability to collect such finance receivables, we can make no assurances regarding future economic conditions or their effect on our ability to collect our receivables. Furthermore, since we do not ordinarily perfect our security interest in collateral for loans, we may not be able to recover the full amount of outstanding receivables by resorting to the sale of collateral or receipt of non-file insurance proceeds.

We could suffer increased credit losses if there is a continued downturn in the economy.

Because our business consists mainly of the making of loans to individuals who depend on their earnings to make their repayments, our ability to operate on a profitable basis will depend to a large extent on the continued employment of those individuals and their ability to meet their financial obligations as they become due. In the event of a sustained recession or a continued downturn in the U.S. and local economies in which we operate, with resulting unemployment and increases in the number of personal bankruptcies, we could experience increased credit losses and our collection ratios and profitability could be materially and adversely affected.

Hurricanes or other adverse weather events could negatively affect our local economies or cause disruption to our branch office locations, which could have an adverse effect on our business or results of operations.

Our operations are conducted in the States of Georgia, Florida, Alabama and Louisiana, including areas susceptible to hurricanes or tropical storms. See our locations map on page 2 of this report showing that there are several branch office locations in or near coastal towns. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Gulf Coast of Louisiana and Alabama causing substantial damage to residences and businesses in these areas, including our three branch office locations in New Orleans. In September 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas resulting in temporary closure of our Lake Charles, Louisiana branch office location. We cannot predict whether or to what extent damage caused by Hurricanes Katrina and Rita or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of Hurricanes Katrina and Rita or future hurricanes.

Our typical customer base has “subprime” credit ratings and are higher than average credit risks which could result in increased risk of loan defaults.

We typically lend money to individuals who have difficulty receiving loans from banks and other financial institutions because of credit problems or other adverse financial circumstances. Therefore, we may have a higher risk of loan default among our customers than other lending companies. If we suffer increased loan defaults in any given period, our operations could be materially adversely affected and we may have difficulty making our principal and interest payments on the Debentures and Demand Notes.

Additional competition may decrease our liquidity and profitability, which would adversely affect our ability to repay the Debentures and Demand Notes.

We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our liquidity and profitability and our ability to repay the Debentures and Demand Notes.

We are controlled by the Martin family and don’t have any independent board members overseeing our operations.

Our Chief Executive Officer, Vance R. Martin, and our President, W. Derek Martin, control all of the outstanding shares of our voting capital stock. In addition, we do not have any independent directors on our board. Accordingly, the Martin family will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the Debentures and Demand Notes. In addition, there are no contractual or regulatory limits on the amounts we can pay to the Martin family or other affiliates.

Refer to item six, selected financial data, for our ratio of earnings to fixed charges and an explanation of its calculation.

Item 2. Properties:

As of the date of this report, we lease all 103 of our branch office locations, the four used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP, of which our CEO is the general partner, owns and leases to us the real estate for 13 of these branch office locations, two used car lots and our corporate headquarters. In addition, Mr. Martin leases from the owners, and subleases to us, 54 of these branch office locations and two used car lots.

Item 3. Legal Proceedings:

As of the date of this report, neither we nor any of our officers or our sole director is a party to, and none of our property is presently the subject of, any pending or threatened legal proceeding or proceeding by a governmental authority that could have a material adverse effect on our business. We are party to litigation and other contingent assets and liabilities arising in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of the security holders during the quarter ended September 25, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6. Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2005 and 2004, and the selected consolidated income statement data, for the fiscal years ended September 25, 2005, 2004 and 2003, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2003, 2002 and 2001, and the selected consolidated income statement data, for the fiscal years ended September 25, 2002 and 2001, have been derived from our audited financial statements that are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2005	2004	2003	2002	2001
Interest income	$19,234	$17,855	$14,001	$10,640	$8,004
Interest expense	(6,355)	(5,848)	(4,919)	(3,973)	(3,237)

Net interest income before provision for credit losses	12,879	12,007	9,082	6,667	4,767
Provision for credit losses	(2,768)	(2,923)	(1,983)	(1,060)	215

Net interest income after provision for credit losses	10,111	9,084	7,099	5,607	4,982
Insurance commissions	10,490	6,477	6,177	4,893	4,652
Commissions from motor club memberships(1)	1,475	1,995	1,612	2,460	2,007
Income tax service income(2)	162	400	452	529	572
Other income	2,473	2,134	1,531	1,605	886

Net revenues before retail sales	24,711	20,090	16,871	15,094	13,099
Retail sales	15,061	14,360	19,940	14,992	3,711
Cost of sales	(9,358)	(9,401)	(14,207)	(10,942)	(1,888)

Gross margin on retail sales	5,703	4,959	5,733	4,050	1,823
Net revenues	30,414	25,049	22,604	19,144	14,922
Operating expenses	(29,205)	(24,854)	(21,728)	(18,990)	(15,352)

Net operating income (loss)	1,209	195	876	154	(430)
Loss on sale of property and equipment	(81)	(31)	(20)	(17)	(7)

Income (loss) before income tax expense	1,128	164	856	137	(437)
Income tax expense	(430)	(95)	(339)	(42)	(117)

Net income (loss)	$698	$69	$517	$95	$(554)

Ratio of earnings to fixed charges(3)	1.15	1.02	1.15	1.03	(4)

Cash and cash equivalents	$9,619	$8,373	$8,749	$6,085	$5,084
Finance receivables(5)	79,773	67,156	59,410	41,096	28,048
Allowance for credit losses	(2,632)	(2,056)	(1,705)	(1,195)	(742)

Finance receivables, net	77,141	65,100	57,705	39,901	27,306
Other receivables	1,099	4,904	2,074	2,142	2,643
Inventory	2,402	2,293	3,009	2,957	491
Property and equipment, net	4,850	4,657	3,272	3,346	2,434
Total assets	99,747	88,764	77,674	57,366	41,000
Senior debt	1,186	2,062	888	6,232	9,963
Senior subordinated debt	1,000	700	3,900	2,400	2,400
Subordinated debt, related parties	800	800	271	346	565
Debentures(6)	68,905	61,582	52,701	36,820	23,563
Demand notes(6)	12,867	11,702	10,277	6,192	593
Shareholders’ equity (deficit)	$1,103	$405	$335	$(182)	$(276)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
(3)	The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.
(4)	Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $436,540 for the year ended September 25, 2001.
(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued by our subsidiary, The Money Tree of Georgia Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information under “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes and other financial data included elsewhere in this report.

Overview

We make consumer finance loans and provide other financial products and services through our branch offices in Georgia, Alabama, Louisiana and Florida. We sell retail merchandise, principally furniture, appliances and electronics, at certain of our branch office locations and operate four used automobile dealerships in the State of Georgia. We also offer insurance products, prepaid phone services and automobile club memberships to our loan customers.

We fund our consumer loan demand through a combination of cash collections from our consumer loans, proceeds raised from the sale of debentures and demand notes and loans from various banks and other financial institutions. Our consumer loan business consists of making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans generally serve individuals with limited access to other sources of consumer credit, such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made typically to people who need money for some unusual or unforeseen expense, for the purpose of paying off an accumulation of small debts or for the purchase of furniture and appliances. Please see “Business” for a more detailed discussion of the various types of loans we make to our customers. The following table sets forth certain information about the components of our finance receivables:

Description of Loans and Contracts

	As of, or for, the Year Ended September 25,
	2005	2004	2003
Direct Consumer Loans:
Number of Loans Made to New Borrowers	26,183	18,601	14,245
Number of Loans Made to Former Borrowers	52,785	46,109	41,442
Number of Loans Made to Existing Borrowers	100,439	84,987	74,647
Total Number of Loans Made	179,407	149,697	130,334
Total Volume of Loans Made	$89,520,904	$68,593,531	$64,417,672
Average Size of Loans Made	$499	$458	$494
Number of Loans Outstanding	71,070	57,986	52,757
Total of Loans Outstanding*	$48,840,570	$38,281,888	$33,215,821
Percent of Loans Outstanding	55.3%	50.3%	48.6%
Average Balance on Outstanding Loans	$687	$660	$630
Number of Contracts Purchased	—	15,014	1,200
Total Volume of Contracts Purchased	—	$5,428,391	$491,049
Average Size of Contracts Purchased	—	$362	$409

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2005	2004	2003
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	851	892	1,084
Total Volume of Contracts Made	$14,155,640	$17,043,881	$21,667,826
Average Size of Contracts Made	$16,634	$19,107	$19,989
Number of Contracts Outstanding	2,385	2,160	1,855
Total of Contracts Outstanding*	$29,765,603	$30,557,683	$28,820,071
Percent of Total Loans and Contracts	33.7%	40.2%	42.2%
Average Balance on Outstanding Contracts	$12,480	$14,147	$15,536
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	352	419	542
Number of Loans Made to Former Customers	3,641	3,471	3,613
Number of Loans Made to Existing Customers	2,291	2,643	3,499
Total Contracts Made	6,284	6,533	7,654
Total Volume of Contracts Made	$10,904,159	$7,063,894	$8,124,364
Number of Contracts Outstanding	5,468	5,551	5,737
Total of Contracts Outstanding*	$9,661,474	$7,240,653	$6,260,905
Percent of Total Loans and Contracts	11.0%	9.5%	9.2%
Average Balance of Outstanding Contracts	$1,767	$1,304	$1,091
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $4,921,905 for the year ended September 25, 2005; $3,531,667 for the year ended September 25, 2004; and $3,710,099 for the year ended September 25, 2003.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004	Fiscal Year Ended September 25, 2003
Total Loans and Contracts Outstanding (gross):

Direct Consumer Loans	$48,840,570	$38,281,888	$33,215,821
Motor Vehicle Installment	29,765,603	30,557,683	28,820,071
Consumer Sales Finance	9,661,474	7,240,653	6,260,905
Bankrupt Accounts	4,921,905	3,531,667	3,710,099

Total Gross Outstanding	$93,189,552	$79,611,891	$72,006,896

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge offs represent the gross amount of loans charged off as uncollectible (charge offs are shown net of non-file insurance receipts in our Allowance for Credit Losses). Rebates represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See page 42 (Summary of Significant Accounting Policies – Income Recognition) for further discussion related to rebates of interest. Other adjustments primarily represent accounts transferred to and from the department that administers bankrupt accounts.

	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004	Fiscal Year Ended September 25, 2003
Direct Consumer Loans:
Balance – beginning	$38,281,888	$33,215,821	$25,616,555
Loans originated	89,520,904	74,021,922	64,908,722
Collections	(54,192,456)	(46,735,923)	(39,155,436)
Refinancings	(16,169,389)	(13,327,472)	(12,461,275)
Charge offs	(2,828,792)	(5,593,831)	(1,368,678)
Rebates/other adjustments	(5,771,586)	(3,298,629)	(4,324,066)

Balance – end	$48,840,570	$38,281,888	$33,215,821

Consumer Sales Finance Contracts:
Balance – beginning	$7,240,653	$6,260,905	$4,619,579
Loans originated	10,904,159	7,063,894	8,124,364
Collections	(3,923,845)	(3,262,061)	(2,854,941)
Refinancings	(2,810,207)	(2,248,381)	(2,446,595)
Charge offs	(448,951)	(199,915)	(273,818)
Rebates/other adjustments	(1,300,335)	(373,789)	(907,684)

Balance – end	$9,661,474	$7,240,653	$6,260,905

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$30,557,683	$28,820,071	$16,219,115
Loans originated	14,155,640	17,043,881	21,667,826
Collections	(12,424,225)	(11,115,383)	(12,222,839)
Refinancings	—	—	—
Charge offs	(1,316,489)	(1,379,734)	(580,151)
Rebates/other adjustments	(1,207,006)	(2,811,152)	3,736,120

Balance – end	$29,765,603	$30,557,683	$28,820,071

Total Active Accounts:
Balance – beginning	$76,080,224	$68,296,797	$46,455,249
Loans originated	114,580,703	98,129,697	94,700,912
Collections	(70,540,526)	(61,113,367)	(54,233,216)
Refinancings	(18,979,595)	(15,575,853)	(14,907,871)
Charge offs	(4,594,232)	(7,173,480)	(2,222,647)
Rebates/other adjustments	(8,278,927)	(6,483,570)	(1,495,630)

Balance – end	$88,267,647	$76,080,224	$68,296,797

Total Bankrupt Accounts:
Balance – beginning	$3,531,667	$3,710,099	$2,906,125
Charge offs	(649,741)	(1,377,211)	(511,908)
Adjustments	2,039,979	1,198,779	1,315,882

Balance – end	$4,921,905	$3,531,667	$3,710,099

Total Gross O/S Receivables	$93,189,552	$79,611,891	$72,006,896

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004	Fiscal Year Ended September 25, 2003
Loans Originated:
Direct consumer loans	$89,520,904	$74,021,922	$64,908,722
Consumer sales finance	10,904,159	7,063,894	8,124,364
Motor vehicle installment sales	14,155,640	17,043,881	21,667,826
Total gross loans originated	114,580,703	98,129,697	94,700,912
Gross receivables purchased	—	(5,428,391)	(491,049)
Non-cash items included in gross loans*	(29,231,875)	(24,785,406)	(20,595,148)

Loans originated – cash flows**	$85,348,828	$67,915,900	$73,614,715

Loans Repaid:
Collections
Direct consumer loans	$54,192,456	$46,735,923	$39,155,436
Consumer sales finance	3,923,845	3,262,061	2,854,941
Motor vehicle installment sales	12,424,225	11,115,383	12,222,839

Loans repaid – cash flows	$70,540,526	$61,113,367	$54,233,216

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of loans originated but are not advanced in the form of cash to customers) and refinanced loan balances (since there is no cash generated from the repayment of original loans refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $10,423,617 for the fiscal year ended September 25, 2005; $9,328,161 for the fiscal year ended September 25, 2004; and $8,402,623 for the fiscal year ended September 25, 2003.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 18 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

Growth

Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables and the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of new products and services to our customers. Our finance receivables increased at a 17% annual rate during fiscal year 2005. We anticipate that our finance receivables will continue to grow as our loan originations grow through existing and planned new branch office locations.

During 2000, we began implementing our long-range business plan primarily in the State of Georgia of expanding the loan base of existing branch offices, the addition of new branches and the opening of several used car lots. The following table highlights our growth in the past three fiscal years:

	Fiscal Years Ended September 25,
	2005	2004	2003
Branch offices:	103	95	72

Finance receivables
Gross	$93,189,552	$79,611,891	$72,006,896
Unearned revenues	(13,416,948)	(12,456,133)	(12,597,280)

Net finance receivables before allowance for credit losses	$79,772,604	$67,155,758	$59,409,616

Net interest income after provision for credit losses	$10,110,996	$9,083,485	$7,098,793

Car lots:	4	3	3
Car lots & retail sales
Retail sales	$15,060,850	$14,359,925	$19,940,252
Cost of sales	(9,357,832)	(9,401,227)	(14,207,197)

Gross margin on retail sales	$5,703,018	$4,958,698	$5,733,055

Net income	$698,515	$69,343	$517,352

We incurred significant costs, during fiscal year 2003, in pursuit of the expansion of our loan base and the opening of new branches in Georgia. Interest income from finance contracts and commissions from the insurance policies are recognized over the terms of their respective contracts. However, the expenses of these new locations are recognized as incurred. As new loans are made and the related insurance polices are written, we accumulate unearned revenues that become the branch’s future earnings stream. Historically, the branch needs to build its loan receivables prior to recognizing significant earnings. The maturation of the branches opened during 2002 and 2003 contributed significantly to the improvement of our profitability in 2003.

During fiscal year 2004, we expanded our presence in the State of Louisiana by acquiring assets from two competitors. We purchased gross finance receivables of over $5.4 million as well as other assets in 22 locations for an investment of approximately $4.0 million. These purchases allowed us to enter new markets at a discounted price and provided us access to an established customer base from which we can grow our business. Purchases of this magnitude were a departure from our normal expansion efforts which typically involves the purchase of small finance company offices or opening start-up offices in selected markets.

We believe that continued growth of existing branches can be achieved through direct mail solicitation to prospective customers, solicitation of existing and former customers from the branch locations and through the payment of referral fees to existing customers. We will continue our past practice of establishing branch offices that are convenient for customers and that seek to provide quality service to such customers. We plan to expand our consumer loan business in the States of Alabama, Louisiana and Florida.

Management’s decision to open, during fiscal year ended September 25, 2002, the first two “buy here pay here” used car lots was based primarily on our experience in the collections and administration of the retail finance receivables generated from the sale of the automobiles. We also opened a third car lot in January 2003. During the fiscal years ended September 25, 2004 and 2003, the operations of the car lots and the related loan receivables had a significant impact on our profitability despite the significant decline in retail sales during 2004. See Note 18 in the “Notes to Consolidated Financial Statements” for segment financial reporting.

Net Interest Margin

A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. In some states, statutes regulate the interest rates that we may charge our customers, while, in other locations, competitive market conditions establish interest rates that we may charge. Differences also exist in the interest rates that we earn on the various components of our finance receivable portfolio.

Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general limited ability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. Significant increases in market interest rates will likely result in a reduction in our liquidity and profitability and impair our ability to pay interest and principal on the Debentures. See “Quantitative and Qualitative Disclosures About Market Risk” below.

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2005	2004	2003
Average net finance receivables (1)	$72,950,035	$64,411,401	$51,669,508
Average notes payable (2)	$80,154,165	$73,452,571	$60,519,922

Interest income	$14,963,664	$14,663,613	$11,535,880
Loan fee income	$4,269,944	$3,191,393	$2,465,096

Total interest and fee income	$19,233,608	$17,855,006	$14,000,976
Interest expense	$6,354,744	$5,848,428	$4,919,059

Net interest income before provision for credit losses	$12,878,864	$12,006,578	$9,081,917
Average interest rate earned	26.4%	27.7%	27.1%
Average interest rate paid	7.9%	8.0%	8.1%

Net interest rate spread	18.5%	19.7%	19.0%
Net interest margin (3)	17.7%	18.6%	17.6%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, insurance commissions, and unearned discounts) during the year presented. Net finance receivables for this purpose includes all outstanding finance receivables, including accounts in bankruptcy and non-accrual status.
(2)	Averages are computed using month-end balances of interest bearing debt (including senior debt, senior subordinated debt, subordinated debt to related parties, debentures and demand notes) during the year presented.
(3)	Net interest margin represents net interest income (net of the provision for credit losses) divided by average net finance receivables.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects of interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to
	Volume		Rate		Rate/Volume		Total net increase (decrease)
	9/25/05	9/25/04	9/25/05	9/25/04	9/25/05	9/25/04	9/25/05		9/25/04
Earning assets:
Interest income on finance receivables:	$3,817,710	$1,870,102	$(1,050,780)	$442,494	$(153,327)	$41,434	$2,613,602	(1)	$2,354,030	(1)

Interest bearing liabilities:
Debentures & demand notes	486,780	1,024,298	62,005	(56,771)	6,486	(13,338)	555,271		954,189

Other debt	(54,924)	(35,320)	8,487	11,773	(2,518)	(1,273)	(48,955)		(24,820)

Total interest expense	431,856	988,979	70,492	(44,998)	3,968	(14,611)	506,316		929,369

Net interest income	$3,385,854	$881,123	$(1,121,272)	$487,492	$(157,295)	$56,046	$2,107,286		$1,424,661

(1)	Excludes approximately $265,000 and $1,500,000 of earned discounts included in interest income in 2005 and 2004, respectively, as a result of finance receivables purchased at a discount in fiscal year 2004.

Return on Equity and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2005 and 2004. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2005	2004
Return on average assets (2)	0.7%	0.1%
Return on average shareholders’ equity (3)	84.1%	13.1%
Average equity to average assets ratio (4)	0.9%	0.6%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income divided by average total assets during the fiscal year.
(3)	Calculated as net income divided by average shareholders’ equity during the fiscal year.
(4)	Calculated as average shareholders’ equity divided by average total assets during the fiscal year.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained primarily to account for loans that are delinquent. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for potential losses based on historical ratios of charge-offs to average notes receivable.

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 18. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Fiscal Year Ended September 25,
	2005	2004	2003
Direct Consumer Loans and Consumer Sales Finance Contracts:

Average net finance receivables	$47,201,084	$39,503,251	$33,455,826

Charge offs – direct consumer	$2,828,792	$5,593,831	$1,368,678
Charge offs – consumer sales finance	$448,951	$199,915	$273,818
Charge offs – bankruptcy	$649,741	$1,377,211	$511,908

Total gross charge offs	$3,927,484	$7,170,957	$2,154,404
Recoveries (all direct consumer)*	$(3,047,784)	$(6,928,370)	$(1,247,970)

Charge offs, net	$879,700	$242,587	$906,434
Percent of net charge offs to average receivables	1.9%	0.6%	2.7%

Motor Vehicle Installment Sales Contracts:

Average net finance receivables	$25,748,951	$24,908,150	$18,213,682

Charge offs, gross	$1,316,489	$1,379,734	$580,151
Recoveries	—	—	—

Charge offs, net	$1,316,489	$1,379,734	$580,151
Percent of net charge offs to average receivables	5.1%	5.5%	3.2%

Total Receivables:

Average net finance receivables	$72,950,035	$64,411,401	$51,669,508

Charge offs, gross	$5,243,973	$8,550,691	$2,734,555
Recoveries (all direct consumer)*	$(3,047,784)	$(6,928,370)	$(1,247,970)

Charge offs, net	$2,196,189	$1,622,321	$1,486,585
Percent of net charge offs to average receivables	3.0%	2.5%	2.9%

*	Recoveries for fiscal year ended September 25, 2004 were adjusted for the approximately $1.0 million contingent legal fees related to recoveries from our former insurance carrier.

The significant increase in gross charge offs of direct consumer loans during fiscal year 2004 over 2003 was primarily the result of the termination of the relationship with our former non-file insurance carrier. During this transition, we reviewed our non-file insurance contract and discovered that all contracts which we deemed uncollectible upon which a non-file insurance premium had been paid were eligible for recovery. In the past, we believed that the amount of non-file insurance claims we could collect was limited by virtue of monthly reports provided to us by the carrier and, accordingly, we limited the monthly amount of claims filed. We were also concerned that claims filed by us in periods beyond the end of the relationship would be denied by the carrier. As a result, we thoroughly reviewed our loan portfolio for qualifying loans that were eligible for non-file insurance claims, charged off those accounts that we deemed uncollectible (our non-file insurance agreement states that a loss must have occurred) and filed the claims. We also discovered eligible charge offs from prior months that a claim had not been filed. This process resulted in a significant increase in gross charge offs and non-file claims during 2004. A business decision was made to take this approach to resolve these accounts during this time period rather than waiting for the customary approach of filing the claims, which would have resulted in us filing claims with our insurance carrier after the termination of the relationship making recovery much more difficult. Our concerns were founded when the insurance carrier indeed began to deny claims that ultimately led to the dispute and eventual settlement of these claims. We determined that it takes up to 180 days to fully exhaust all collection efforts. Only after these collection efforts had been exhausted would a claim be filed with the non-file insurance carrier. The circumstance of changing our carrier was the determining factor in our departure from our customary practice.

Since the start of our relationship with our new non-file carrier we have been following the normal course of filing non-file claims. Our normal policy is that, when we deem the account uncollectible, the account is charged off and then a non-file claim is made within 30 days. We have been following the normal process of charge-off and non-file claims since signing on with a new carrier, we believe the amount of charge offs and non-file claims will return to historical levels.

We also experienced increases in charge offs related to our auto sales finance contracts during fiscal year 2004. Our lending policy had allowed late model vehicles to be financed up to 60 months. As the defaults on these longer term contracts occurred, we noted an increase in charge offs. A charge off occurs when the sales proceeds of the repossessed vehicle is not sufficient to payoff the customer’s loan balance. We noted that the deficiencies thus resulting in a larger charge off were generally greater with longer term contracts. than with shorter-term contracts. During fiscal 2004, we began to significantly curtail the number of 60 month contracts. The average loan terms have decreased from 51 months for loans originating in earlier 2004 to 43 months for loans originating in the last six months of the current fiscal year. In implementing this change, we believe the amount of charge offs should return to historical levels.

As of September 25, 2005 and 2004, our allowance for credit losses was $2.6 million and $2.1 million, respectively. The growth in outstanding finance receivables resulting from the opening of 23 new finance offices in 2004 caused the increase in our allowance for credit losses. While the amount of the allowance for credit losses increased, the percentage remained consistent at approximately 3% of such period’s outstanding receivables.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Our gross finance receivables on non-accrual status, including bankruptcy accounts, totaled $14.2 million and $11.0 million for the fiscal years ended September 25, 2005 and 2004, respectively. Suspended interest as a result of these non-accrual accounts totaled $0.5 million, $0.5 million and $0.3 million for the fiscal years ended September 25, 2005, 2004 and 2003, respectively. Generally, we do not refinance delinquent accounts. However, on occasion, a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing. Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2005 and 2004:

As of September 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$48,840,570	$9,661,474	$29,765,603	$4,921,905	$93,189,552
Loans and Contracts 60-90 days past due	$2,003,667	$410,773	$253,224	$249,366	$2,917,030
Percentage of Outstanding	4.10%	4.25%	0.85%	5.07%	3.13%
Loans and Contracts greater than 90 days past due	$9,360,121	$2,291,547	$42,088	$2,531,103	$14,224,859
Percentage of Outstanding	19.16%	23.72%	0.14%	51.43%	15.26%
Loans and Contracts greater than 60 days past due	$11,363,788	$2,702,320	$295,312	$2,780,469	$17,141,889
Percentage of Outstanding	23.27%	27.97%	0.99%	56.49%	18.39%

As of September 25, 2004
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$38,281,888	$7,240,653	$30,557,683	$3,531,667	$79,611,891
Loans and Contracts 60-90 days past due	$1,735,649	$277,978	$50,101	$236,868	$2,300,596
Percentage of Outstanding	4.53%	3.84%	0.16%	6.71%	2.89%
Loans and Contracts greater than 90 days past due	$5,520,969	$1,900,519	$48,765	$1,253,541	$8,723,794
Percentage of Outstanding	14.42%	26.25%	0.16%	35.49%	10.96%
Loans and Contracts greater than 60 days past due	$7,256,618	$2,178,497	$98,866	$1,760,408	$11,294,389
Percentage of Outstanding	18.96%	30.09%	0.32%	49.85%	14.19%

Results of Operations

Comparison of Fiscal Years Ended September 25, 2005 and 2004

Net Revenues

Net revenues were $30.4 million and $25.0 million for the fiscal years ended September 25, 2005 and 2004, respectively. Growth in net revenues generally was the result of the significant increase in gross loan volume over 2004 (approximately 17%) and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $12.9 million and $12.0 million for fiscal years ended September 25, 2005 and 2004, respectively. The increase was due primarily to the increase in loan volume, as mentioned above. During fiscal year 2005, gross interest income increased $1.4 million, although amortization of discounts on loans purchased decreased $1.2 million. Loan fees increased $1.1 million over 2004. Interest expense was $6.4 million in 2005 and $5.8 million in 2004. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers.

Provision for Credit Losses

Provision for credit losses was $2.8 million and $2.9 million for fiscal years ended September 25, 2005 and 2004, respectively. Although the provision for credit losses decreased slightly during 2005, this was primarily a result of an increase of $1.0 million in 2004 provisions related to contingent legal fees in conjunction with the settlement of non-file insurance claims. Adjusting for this occurrence, the provision for credit losses in 2005 increased approximately $0.9 million over 2004. In order to keep pace with the growth in outstanding finance receivables, increases in the allowance for credit losses and corresponding provisions were necessary.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased from $8.5 million in 2004 to $11.9 million in 2005. This increase is consistent with our overall increase in income and loan volume during 2005. During 2005, commissions on credit insurance products were $7.4 million and non-credit insurance products and motor club memberships were $4.5 million. Approximately 68% of our loans during this period included one or more of our insurance products or motor club memberships. Other income was $2.5 million and $2.1 million for fiscal years ended September 25, 2005 and 2004, respectively. This increase was primarily due to the increase in our loan portfolio resulting in increases in late fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $5.7 million and $5.0 million for fiscal years ended September 25, 2005 and 2004, respectively. Gross margins in the consumer segment increased $1.1 million over 2004 while the automotive segment’s margin decreased $0.4 million. Sales of furniture and electronics were strong in 2005, increasing $1.6 million over 2004 while used vehicle sales lagged, falling $0.9 million short of 2004 sales.

Operating Expenses

Operating expenses were $29.2 million and $24.9 million for fiscal years ended September 25, 2005 and 2004, respectively. Personnel and Facilities expenses were up 20% and 23%, respectively, primarily as a result of the full-year impact in 2005 of the businesses purchased during fiscal year 2004, as well as new offices opened during the year.

Comparison of Fiscal Years Ended September 25, 2004 and 2003

Net Revenues

Net revenues were $25.0 million and $22.6 million for the fiscal years ended September 25, 2004 and 2003, respectively. Growth in net revenues generally was the result of the maturation of new offices opened during the past few years and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $12.0 million and $9.1 million for fiscal years ended September 25, 2004 and 2003, respectively. The increase was due to the increase in loans made and, to a greater extent, loans purchased at a discount by us during 2004. Interest expense was $5.8 million in 2004 and $4.9 million in 2003. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers. During fiscal year 2004, gross interest income increased $3.9 million, of which $0.7 million represented increases in loan fees and $1.5 million represented increases in amortization of discounts.

Provision for Credit Losses

Provision for credit losses was $2.9 million and $2.0 million for fiscal years ended September 25, 2004 and 2003, respectively. The provision for credit losses increased significantly during 2004 primarily as a result of approximately $1.0 million in legal fees associated with a settlement with our former non-file insurance carrier which offset higher than anticipated loan recoveries resulting from the settlement. Please see the “Business – Provision for Credit Losses” section of this prospectus for a detailed discussion of our policies for provisions for credit losses and Note 3 in the “Notes to Consolidated Financial Statements.”

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased from $7.8 million in 2003 to $8.5 million in 2004. This increase is consistent with our overall increase in income during 2004. During 2004, commissions on credit insurance products were $4.8 million and non-credit insurance products and motor club memberships were $3.7 million. Approximately 79.4% of our loans during this period included one or more of our insurance products or motor club memberships. Other income was $2.1 million and $1.5 million for fiscal years ended September 25, 2004 and 2003, respectively. This increase was primarily due to the increase in our loan portfolio resulting in increases in late fees and other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $5.0 million and $5.7 million for fiscal years ended September 25, 2004 and 2003, respectively. Sales of used vehicles, as well as furniture and electronics, were down in 2004 as a result of the uncertainty in the regional economy in which we operate, which downturn was consistent with the sale of durable goods in general. While retail sales fell $5.5 million during 2004, mostly as a result of decreased sales of used vehicles, gross margin on retail sales only fell $0.7 million as a result of our monitoring of costs and margins associated with such sales.

Operating Expenses

Operating expenses were $24.9 million and $21.7 million for fiscal years ended September 25, 2004 and 2003, respectively. The increase in operating expenses was due in large part to the increased personnel expenses and other operating expenses associated with the opening of 23 new finance offices in 2004, including the finance offices acquired in Louisiana. Such expenses include additional infrastructure to support such growth, such as additional personnel for regional management and corporate office support with their associated costs, such as hiring, benefits, health insurance, and the cost of expanding the corporate training program, including travel, meals and lodging.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of Debentures and Demand Notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. We believe the cash flow from our operations coupled with sales of the Debentures and Demand Notes will be sufficient to cover our liquidity needs and cash flow requirements during 2006.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues.

Changes in our liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of our net income, including without limitation purchases of used automobiles, electronics, furnishings and other consumer goods for resale to our customers. The primary investing activities include consumer loan originations and purchases and collections on such consumer loans. Our financing activities focus almost entirely on the sale of Debentures and Demand Notes.

Cash and cash equivalents increased by approximately $1.2 million during fiscal year 2005 from a balance of $8.4 million at September 25, 2004 to $9.6 million at September 25, 2005, as compared to a decrease of approximately $0.4 million during fiscal year 2004 from a balance of $8.8 million at September 25, 2003 to $8.4 million at September 25, 2004. During 2005, the primary sources of cash were loan repayments from customers and proceeds net of redemptions from sales of debentures and demand notes by our subsidiary, The Money Tree of Georgia. During 2005, the primary uses of cash were loan originations to customers and redemptions of such debentures and demand notes.

During 2005, our investing activities were generally funded by the $7.9 million of net cash provided by financing activities and $9.3 million of net cash provided by operating activities. Below is a table showing the net effect of our cash flows from financial activities for our fiscal years ended September 25, 2005 and 2004:

	2005	2004
Senior debt – borrowing	$2,477,823	$5,573,954
Senior debt – repayments	(3,354,521)	(4,401,432)

Net	$(876,698)	$1,172,522

Senior subordinated debt – borrowing	$1,000,000	$300,000
Senior subordinated debt – repayments	(700,000)	(3,500,000)

Net	$300,000	$(3,200,000)

Junior subordinated debt – borrowing	—	$943,465
Junior subordinated debt – repayments	—	(905,434)

Net	—	$38,031

Demand notes – borrowing	$9,846,751	$9,294,854
Demand notes – repayments	(8,681,523)	(7,870,105)

Net	$1,165,228	$1,424,749

Debentures – borrowing	$18,226,514	$20,034,837
Debentures – repayments	(10,904,042)	(11,153,648)

Net	$7,322,472	$8,881,189

Cash payments for interest for the fiscal years ended September 25, 2005 and 2004 were as follows:

	2005	2004
Senior debt	$156,343	$145,142
Senior subordinated debt	14,378	116,383
Junior subordinated debt, including related parties	63,260	46,448
Debentures and demand notes	4,487,716	3,491,223

Total interest payments	$4,721,697	$3,799,196

During 2005, we used a net of $16.0 million for investing activities. We received $70.5 million in loan repayments from our customers. However, we originated $85.3 million in new loans to customers and purchased $1.3 million worth of property and equipment.

During 2006, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. During the fiscal year ended September 25, 2005, we redeemed $10.9 million of debentures and $8.7 million of demand notes issued by The Money Tree of Georgia. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities described in “Use of Proceeds.”

Debentures and Demand Notes

During the fiscal year ended September 25, 2005, our subsidiary, The Money Tree of Georgia Inc., (1) received gross proceeds of $18.2 million from the sale of debentures and $9.8 million from the sale of demand notes, and (2) paid $10.9 million for redemption of debentures and $8.7 million for redemption of demand notes. As of September 25, 2005, this subsidiary had $68.9 million of debentures and $12.9 million of demand notes outstanding compared to $61.6 million of debentures and $11.7 million of demand notes outstanding, as of September 25, 2004.

As described in more detail in “Description of Debentures,” the Debentures may be redeemed at your option at the end of the interest adjustment period you select (one years, two years or four years) or at maturity. Demand Notes may be redeemed by holders at any time. We intend to meet our obligation to repay such debt with cash generated from sales of the Debentures and Demand Notes, cash on hand, income from operations or working capital.

Pursuant to our prospectuses, we are offering up to $75.0 million of Debentures and up to $35.0 million of Demand Notes for sale to the public. Currently, we are substantially reliant upon the net offering proceeds to be raised from these offerings to meet our redemption obligations and for our other short and long-term liquidity needs. See “Lack of a Significant Line of Credit” below.

Lack of a Significant Line of Credit

On August 5, 2005, we borrowed $1.0 million from Life of the South Corporation (LOTS), our insurance carrier for credit related insurance products, pursuant to a purchase agreement and senior subordinated note. The maturity date of the note is August 5, 2007 and bears interest at the prime rate announced by Columbus Bank and Trust Company in Columbus, Georgia plus 1.0% per annum. For so long as the note is outstanding we are required to underwrite all of our credit related insurance products through LOTS.

In December 2003, we borrowed $2.4 million from Finova Capital Corporation (Finova) to fund the acquisition of 16 new branches in Louisiana purchased from our bankrupt competitor, Stewart Finance Company. This loan was subsequently paid in full.

Although we have been without a significant line of credit for the past two years, we have not experienced any material cash flow problems and do not expect any cash flow problems during the next 12 months. This is due in part to the following factors:

•	During the period of September 26, 2004 through September 25, 2005, The Money Tree of Georgia Inc. averaged over $2.3 million per month in sales of new debentures and demand notes;

•	We had an average cash equivalents balance during fiscal year 2005 of $9.5 million;

•	Cash collections increased over 15.4% in fiscal year 2005 to approximately $70.5 million. This represents approximately 84.5% of our average gross outstanding finance receivables during the period; and

•	The average term of our direct consumer loans is less than seven months and, therefore, if we anticipate having short term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow.

We are, however, currently seeking a line of credit for our long-term financing needs. If we fail to secure a line of credit, we will continue to be heavily reliant upon our ability to sell the Debentures and Demand Notes for our liquidity. If the sale of Debentures and Demand Notes is curtailed for any reason and we fail to obtain a line of credit, our ability to meet our obligations, including our redemption obligations with respect to the debentures and demand notes, could be materially and adversely affected. Please see “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Recent Developments

In late August 2005, Hurricane Katrina struck the Gulf Coast areas of Louisiana, Mississippi and Alabama. We operate several offices along the Alabama and Louisiana costal area including three within the city of New Orleans. A total of 11 offices were affected by this event. Eight offices were closed for periods ranging from three days to two weeks primarily because of loss of electrical power. These offices are now open and fully operational. However, because of the flooding problem in New Orleans, those three offices remain closed. One office is currently under repair from the flood damage and we plan to consolidate all New Orleans operations into this office upon completion of these repairs, which we estimate will occur in early 2006. Losses related to this event are currently being assessed, however, loss of furniture and equipment in the three New Orleans offices are the only losses that can be determined at this point.

In late September 2005, Hurricane Rita hit the Louisiana/Texas border of the Gulf Coast. We operate several offices in western Louisiana, but only one was directly affected by this storm. Our office in Lake Charles was closed for several days but has since reopened.

Although the damage to our properties caused by these events was minor, we cannot at this point predict what the effects to our results of operations might be. Potential for increases in loan losses might be expected because of the potential loss of collateral securing some of our loans and other negative effects to our customers, such as loss of residence and/or employment or relocation to other parts of the United States. However, these losses may be offset by proceeds from insurance coverage on this collateral or non-file insurance coverage on unsecured loans. Lending and collection activities were down in the affected offices during the periods of closure that may have a minor impact on our future earnings.

Subsequent Events

From September 26, 2005 to November 25, 2005, we had raised $2.2 million in debentures net of redemptions and we had redeemed $.4 million more demand notes than we had sold through our subsidiary, The Money Tree of Georgia Inc.

Recent Accounting Pronouncements

Set forth below are recent accounting pronouncements that may have a future effect on operations.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

In the past and possibly in the future, we may acquire existing finance offices in selected markets where, in management’s opinion, improvement in our profits could be achieved more effectively than through the start up of a new office. In some instances, the purchase price negotiated for these acquisitions were higher than the net book value of the assets, thereby creating goodwill. The above pronouncements affected business combinations completed after June 30, 2001 and, in essence, state that instead of the periodic amortization of goodwill, that annual testing for the determination of the impairment of goodwill should occur. This affects our operations by virtue of a reduction of the amortization of goodwill expense related to these acquisitions and possibly on decisions on future acquisitions. Prior to the pronouncement, goodwill was periodically charged to operating expenses over a seven-year period. Beginning in 2003 and going forward, we have made and will make a determination if the amount of goodwill has been impaired. We believe that the effect of these pronouncements on our operating expenses, and the effect on investors, will be immaterial.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the first fiscal quarter of 2003. In accordance with the interpretation, we adopted the remaining provisions of FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was revised in December 2003 to make certain technical corrections and address certain implementation issues that have arisen. The adoption date for FIN 46, as revised, was postponed until the first interim or annual period ending after March 15, 2004. On October 8, 2003, the FASB deferred the effective date of the consolidation provisions of FIN 46 until the quarter ended December 31, 2003, for entities formed prior to February 1, 2003. FIN 46, as revised, was adopted by us in the quarter ended March 25, 2004 and did not have a significant impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraph 9 and 10 of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. We adopted SFAS No. 150 in 2003 and it did not have an impact on our financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We are currently evaluating the impact, if any, that SOP 03-3 will have on our financial position or operating results.

Critical Accounting Policies

Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for credit losses involves a higher degree of judgment and complexity than our other significant accounting policies. The Allowance for Credit Losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

Finance receivables are considered impaired, i.e. income recognition ceases, as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Finance receivables on which payments are past due 90 days or more are considered impaired unless they are well-secured and in the process of collection or renewal. Any losses incurred from finance receivables that are impaired are charged off at 180 days past due. Related accrued interest and fees are reversed against current period income.

When a loan is impaired, interest accrued but uncollected is generally reversed against interest income. Cash receipts on impaired loans are generally applied to reduce the unpaid principal balance.

We recognize deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry-forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

We have not substantially changed any aspect of our overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to previous years. Please refer to Note 2 in the notes to our audited consolidated financial statements for details regarding our summary of significant accounting policies.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in the interest rates would likely unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on our customer loans and interest rates we pay to our note holders, banks and finance companies. Inflation may also negatively affect our operating expenses.

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 12 and 15 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Business – Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2005:

        Contractual Obligations

Payments Due by Period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long term debt	$84,757	$23,647	$34,427	$26,508	$175
Operating leases	7,086	2,761	3,365	824	136

Total obligations	$91,843	$26,408	$37,792	$27,332	$311

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates would likely adversely affect our growth and profitability since we will be required to increase the interest rates we pay to holders of Debentures at the end of each interest adjustment period. We would also face pressure to increase interest rates on our demand notes to stay competitive. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. Please see Note 8 in the notes to our audited consolidated financial statements for information on our debt, including maturities and interest rates.

Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries (the “Company”) as of September 25, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

January 4, 2006

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2005	2004
Assets

Cash and cash equivalents	$9,618,557	$8,373,114
Finance receivables, net	77,140,790	65,100,356
Other receivables	1,099,352	4,904,088
Employee receivables	5,465	18,027
Inventory	2,401,631	2,292,869
Property and equipment, net	4,849,775	4,657,439
Deferred income taxes	1,985,000	1,260,000
Intangible assets	1,410,019	1,388,210
Other assets	1,236,318	769,878

Total assets	$99,746,907	$88,763,981

Liabilities and Shareholders’ Equity

Liabilities
Accounts payable and other accrued liabilities	$4,409,495	$3,669,133
Accrued interest payable	9,476,662	7,843,615
Senior debt	1,185,546	2,062,244
Senior subordinated debt	1,000,000	700,000
Variable rate subordinated debentures	68,904,753	61,582,281
Demand notes	12,867,207	11,701,979
Junior subordinated debt, related parties	800,000	800,000

Total liabilities	98,643,663	88,359,252

Shareholders’ equity
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(574,403)	(1,272,918)

Total shareholders’ equity	1,103,244	404,729

Total liabilities and shareholders’ equity	$99,746,907	$88,763,981

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Income

Years ended September 25,	2005	2004	2003
Interest income	$19,233,608	$17,855,006	$14,000,976
Interest expense	(6,354,744)	(5,848,428)	(4,919,059)

Net interest income before provision for credit losses	12,878,864	12,006,578	9,081,917
Provision for credit losses	(2,767,868)	(2,923,093)	(1,983,124)

Net interest income after provision for credit losses	10,110,996	9,083,485	7,098,793
Insurance commissions	10,490,324	6,477,309	6,177,042
Commissions from motor club memberships from company owned by related parties	1,474,454	1,995,389	1,612,109
Income tax service agreement income from company owned by related parties	161,739	400,173	452,173
Other income	2,472,971	2,133,687	1,530,934

Net revenue before retail sales	24,710,484	20,090,043	16,871,051

Retail sales	15,060,850	14,359,925	19,940,252
Cost of sales	(9,357,832)	(9,401,227)	(14,207,197)

Gross margin on retail sales	5,703,018	4,958,698	5,733,055

Net revenues	30,413,502	25,048,741	22,604,106

Operating expenses
Personnel expense	(15,349,599)	(12,749,664)	(10,976,068)
Facilities expense	(3,640,192)	(2,970,349)	(2,369,717)
General and administrative expenses	(3,520,904)	(3,060,458)	(2,997,277)
Other operating expenses	(6,693,942)	(6,073,721)	(5,385,353)

Total operating expenses	(29,204,637)	(24,854,192)	(21,728,415)

Net operating income	1,208,865	194,549	875,691
Loss on sale of property and equipment	(80,695)	(30,349)	(19,764)

Income before income tax expense	1,128,170	164,200	855,927
Income tax expense	(429,655)	(94,857)	(338,575)

Net income	$698,515	$69,343	$517,352

Net income per common share, basic and diluted	$23.64	$2.35	$17.51

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A Voting		Class B Non-voting
	Shares	Stated Value	Shares	Stated Value
Balance at September 25, 2002	2,686	$1,677,647	—	—	$(1,859,613)	$(181,966)

Net income	—	—	—	—	517,352	517,352

Balance at September 25, 2003	2,686	1,677,647	—	—	(1,342,261)	335,386

Stock issued to Class A shareholder	—	—	26,860	—	—	—
Net income	—	—	—	—	69,343	69,343

Balance at September 25, 2004	2,686	1,677,647	26,860	—	(1,272,918)	404,729

Net income	—	—	—	—	698,515	698,515

Balance at September 25, 2005	2,686	$1,677,647	26,860	$—	$(574,403)	$1,103,244

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2005	2004	2003
Cash flows from operating activities
Net income	$698,515	$69,343	$517,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,767,868	2,923,093	1,983,124
Depreciation	901,134	817,789	718,380
Amortization	8,191	11,266	92,486
Deferred income taxes	(725,000)	(131,000)	236,000
Loss on sale of property and equipment	80,695	30,349	19,764
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	3,804,736	(2,830,429)	(1,035)
Employee receivables	12,562	(800)	21,830
Inventory	(108,762)	716,348	(51,845)
Other assets	(496,441)	(211,236)	(25,060)
Accounts payable and other accrued liabilities	(63,826)	803,712	1,196,523
Accrued interest payable	1,633,047	1,944,868	2,606,784
Income taxes payable	804,189	(82,987)	40,382

Net cash provided by operating activities	9,316,908	4,060,316	7,354,685

Cash flows from investing activities, net of effect of acquisitions
Loans originated	(85,348,828)	(67,915,900)	(73,614,715)
Loans repaid	70,540,526	61,113,367	54,233,216
Purchase of property and equipment	(1,264,295)	(2,055,382)	(821,028)
Proceeds from sale of property and equipment	90,130	74,045	156,622
Acquisition of businesses, net of cash acquired	—	(3,971,240)	(601,526)

Net cash used in investing activities	(15,982,467)	(12,755,110)	(20,647,431)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(876,698)	1,174,527	(5,343,982)
Senior subordinated debt	300,000	(3,200,000)	1,500,000
Junior subordinated debt and related parties	—	38,031	(165,241)
Demand notes	1,165,228	1,424,749	4,084,798
Proceeds-variable rate subordinated debentures	18,226,514	20,034,837	21,135,619
Payments-variable rate subordinated debentures	(10,904,042)	(11,153,648)	(5,254,343)

Net cash provided by financing activities	7,911,002	8,318,496	15,956,851

Net change in cash and cash equivalents	1,245,443	(376,298)	2,664,105

Cash and cash equivalents, beginning of year	8,373,114	8,749,412	6,085,307

Cash and cash equivalents, end of year	$9,618,557	$8,373,114	$8,749,412

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$4,721,697	$3,799,196	$2,312,275

Income taxes	$337,148	$265,344	$62,193

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

The Company’s business consists of the operation of finance company offices in 103 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of four used automobile dealerships in the state of Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of prepaid phone service and automobile club memberships.

The Company’s loan portfolio consists of sales finance loan receivables and direct consumer loan receivables. Sales finance loan receivables consist principally of retail installment sale contracts collateralized by used automobiles and consumer goods which are initiated by automobile and consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Direct loan receivables are loans originated directly to customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased.

Finance Receivables

Finance receivables are stated at the amount of unpaid principal and accrued interest on certain loans where interest is recognized on an interest accrual basis. Finance receivables with precomputed finance charges are stated at the gross amount reduced by unearned interest, unearned insurance commissions and unearned discounts. In addition to these reductions, all finance receivables are stated net of the allowance for credit losses.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Finance Receivables (continued)

For loans acquired at a discount, the initial investment, which is accounted for in the aggregate, includes the amount paid to the seller plus any fees paid or less any fees received. The initial investment frequently differs from the related loan’s principal amount at the date of purchase. This difference is recognized as an adjustment of yield over the life of the loan. All other costs incurred in connection with acquiring loans, or committing to purchase loans are charged to expense as incurred.

Collectibility of the acquired loans is continually evaluated throughout the life of the acquired loan. If upon subsequent evaluation:

•	the estimate of the total probable collections is more favorable, the amount of the discount to be amortized is adjusted accordingly.

•	the estimate of amounts probable of collection is less favorable, the loans may be considered to be impaired.

•	it is not possible to estimate the amount and timing of collection, then amortization ceases, and the cost-recovery method is implemented, which requires that all payments be applied to the principal amount of loan first and when that is reduced to zero, any additional amounts are recognized as income.

Income Recognition

Accounting principles generally accepted in the United States require that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. An interest yield method is used by the Company on each individual precomputed account to calculate income for on-going accounts, however, state regulations often allow interest refunds to be made according to the Rule of 78’s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that the precomputed accounts effectively yield on a Rule of 78’s basis. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2005, 2004, and 2003 were $2,405,559, $1,901,153, and $2,280,812, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Recognition (continued)

Accrual of interest income on interest-bearing finance receivables is suspended when no payment has been made on an account for 60 days or more on a contractual basis. The loan is returned to active status and accrual of income is resumed when all of the principal and interest amounts contractually due are brought current (one or more full contractual monthly payments are received and the account is less than 60 days contractually delinquent), at which time management believes future payments are reasonably assured. Interest accrued on loans charged off is reversed against interest income in the current period. Any amounts charged off, that related to prior periods, are not material for any period presented.

For loans acquired at a discount, the initial investment, which is accounted for in the aggregate, includes the amount paid to the seller plus any fees paid or less any fees received. The initial investment frequently differs from the related loan’s principal amount at the date of purchase. This difference is recognized as an adjustment of yield over the life of the loan. All other costs incurred in connection with acquiring loans, or committing to purchase loans are charged to expense as incurred. The discount on an acquired loan is amortized over the period in which the payments are probable of collection. Discounts are amortized using the interest method.

The Company receives commissions from independent insurers for policies issued to finance customers. These insurance commissions are deferred and systematically amortized to income over the life of the related insurance contract since the insurance and lending activities are integral parts of the same transaction. Commissions for credit and non-credit insurance products are recognized over the risk period based on the method applicable to the insurance coverage’s risk exposure, which generally coincides with the term of the related loan contract. Insurance commissions for products that have constant risk exposure are earned using the straight-line method. Insurance commissions for insurance products with declining risk exposure or coverage are recognized using the Rule of 78s method that approximates the interest method. The auto and accidental death and dismemberment policies are earned over the policy’s predetermined schedule of coverage. The Company retains advance commissions that vary by products at time the policies are written. Retrospective commissions are paid to the Company on an earned premium basis, net of claims and other expenses. Contingencies exist only to the extent of refunds due on early termination of policies that exceed the amount of advanced commissions retained. These refunds are netted against the gross amount of premiums written.

Commissions earned on the sale of motor club memberships are recognized at the time the membership is sold. The Company has no obligations related to refund of membership fees on cancellations. Claims filed by members are the responsibility of the issuer of the membership.

Retail sales include sales of used automobiles, home furnishings, electronic equipment, and appliances. Warranties on selected used vehicles are available as an add-on item through an unaffiliated warranty company. Home furnishings, electronic equipment and appliances carry their own manufacturer’s warranties. Retail sales revenues are recognized at the time of sale when title and risk of loss is transferred to the customer. Warranty revenues are recognized at the time of sale.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Recognition (continued)

Income pursuant to a service agreement with Cash Check Inc. is earned in the period in which additional expenses are incurred in support of the service provided by Cash Check for the Company’s customers. These expenses are reported in the operating expenses of the Company incrementally as the level of service increases.

Loan Origination Fees and Costs

Non-refundable loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the loan yield over the contractual life of the related loan. Unamortized amounts are recognized in income at the time loans are renewed or paid in full.

Credit Losses

The Allowance for Credit Losses is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Historically, management has found that this methodology has provided an adequate allowance due to the company’s loan portfolio in the consumer segment consisting of a large number of smaller balance homogeneous loans. Also, a review of loans that comprised the automotive segment is performed monthly to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, the company may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize the company’s loss. Management routinely evaluates the inherent risks and change in the composition of our loan portfolio based on its extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. In most instances, an insurance product is purchased in conjunction with the loan. In the event of the death or injury of the customer or damage to pledged collateral, the proceeds from the claims would generally pay off or continue payments on the loan, thereby negating any consideration in the allowance determination. In other instances, a non-file or non-recording insurance policy is made in conjunction with the loan. (See description of non-file insurance below.) Proceeds from these claims are netted against charge offs as recoveries in the determination of the allowance. Provisions for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses at a level considered adequate to cover the probable loss inherent in our finance receivable portfolio. Each month, regional management reviews potential accounts for charge off with local branch management. A comprehensive charge off checklist is utilized to assist management in verifying that all collection activity and procedures have been followed. Once completed, it is submitted to senior management for final review.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit Losses (continued)

The Company’s charge-off policy requires that balances be charged off when they are 180 days since last payment, unless upon review by management, the balance is deemed collectible by garnishment of wages, bankruptcy proceedings or other collection methods. Also, an account may be charged-off if it is determined by senior management that the account is uncollectible due to certain circumstances, as in the death of the customer who did not elect to purchase credit life insurance for the loan contract or in situations when repossession and sale of collateral occurs and the balance is not recoverable through the legal process or other methods. Loan balances charged off exclude accrued interest, which is charged against interest income. Accounts that are to be disbursed under a plan of bankruptcy are monitored separately from other accounts. The charge-off policy generally coincides with the bankruptcy plan period while payments are scheduled under the loan. Direct consumer loans are charged off net of proceeds from non-filing insurance (see discussion below). For consumer sales finance and motor vehicle installment sales contracts, the Company is granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off.

The Company accounts for its impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Non-file insurance

Non-file premiums are charged on direct consumer loans at inception and renewal in lieu of recording and perfecting the Company’s security interest in the assets pledged on such loans and are remitted to a third-party insurance company for non-file insurance coverage. Non-file insurance is not available for motor vehicle installment sales contracts and consumer sales finance contracts. Certain losses related to such direct consumer loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. These limitations include: no loans may exceed $5,000 to any one customer; no loans may exceed 36 months in term; and no fraudulent loans. When accounts covered by non-file insurance are deemed uncollectible, they are charged off and the claim filed with the insurance carrier, usually within 30 days. Proof of coverage and documentation of collection activity are submitted with the claim. Recoveries from non-file insurance are reflected in the accompanying consolidated financial statements as a reduction in credit losses and receivables related to such claim recoveries are included in other receivables (see Note 3).

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market. Inventory generally consists of home furnishings, electronics and used automobiles.

Property and equipment, net

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term. Such amortization is included in depreciation expense in the accompanying consolidated statements of cash flows.

Goodwill and Other Intangible Assets

Prior to July 1, 2001, intangible assets acquired in business combinations accounted for by the purchase method of accounting were capitalized and amortized over their expected useful life. Acquisitions after June 30, 2001 are accounted for under SFAS No.141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141 and SFAS No. 142, the portion of the purchase price allocated to goodwill is not amortized but is subject to impairment testing at least annually. Tradenames purchased are not amortized and are also subject to impairment testing at least annually. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In Management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2005 and 2004.

Income Taxes

The Company provides for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Governmental Regulation

The Company is subject to various state and federal laws and regulations which, among other things, impose limits on interest rates, other charges, insurance premiums, and require licensing and qualification.

Fair Values of Financial Instruments

The following methods and assumptions are used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents. Cash consists of cash on hand and with banks, either in commercial accounts, or money market accounts.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Finance receivables. Finance receivables are reported net of unearned interest, insurance commissions, discounts and allowances for credit losses, which are considered short-term because the average life is approximately five months, assuming prepayments. The discounted cash flow of the loans approximate the net finance receivables.

Subordinated debentures. The carrying value approximates fair value due to rights to redeem the debenture for a price equal to 100 percent of the principal on demand. The debenture holder also may redeem the debenture for 100 percent of the principal on demand subject to a 90-day interest penalty.

Senior debt. The carrying value of the Company’s senior debt approximates fair value due to the relatively short period of time from origination of the instruments and their expected payment.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $864,170, $713,681, and $1,162,937 for the years ended September 25, 2005, 2004, and 2003, respectively.

Allocation of Expenses to Related Party

The salary of one of the Company’s officers has been allocated to Interstate Motor Club, an affiliate of the Company. The basis for this allocation is that several of the employees of the Money Tree Inc. perform services in support of Interstate Motor Club’s operations. In the past, the portion of the salaries that would have been allocated to Interstate Motor Club approximated the officer’s salary. The Company believes that the officer’s salary continues to approximate the costs of operations being supported by the Money Tree Inc. and has therefore allocated the officer’s salary to Interstate Motor Club, accordingly.

Net Income Per Common Share

Net income per share is computed based upon weighted–average common shares outstanding. The basic weighted-average shares have been restated for a stock split affected in the form of a stock dividend for the year ended September 25, 2003 (see Note 9). There are no potentially dilutive securities issued or outstanding.

Reclassification

Certain 2004 and 2003 amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2005 presentation.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraph 9 and 10 of SFAS 150 related to noncontrolling interests in limited-life subsidiaries. The Company adopted SFAS 150 in 2003 and it did not have an impact on our financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote.

These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the first fiscal quarter of 2003. In accordance with the interpretation, we adopted the remaining provisions of FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was revised in December 2003 to make certain technical corrections and address certain implementation issues that have arisen. The adoption date for FIN 46, as revised, was postponed until the first interim or annual period ending after March 15, 2004. On October 8, 2003, the FASB deferred the effective date of the consolidation provisions of FIN 46 until the quarter ended December 31, 2003, for entities formed prior to February 1, 2003. FIN 46, as revised, was adopted by us in the quarter ended March 25, 2004 and did not have a significant impact on our financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3 (SOP), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is currently evaluating the impact, if any, that SOP 03-3 will have on its financial position or operating results.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 142 effective September 26, 2001. Upon adoption, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment.

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2005	2004
Finance receivables, direct consumer	$53,762,475	$41,813,555
Finance receivables, consumer sales finance	9,661,474	7,240,653
Finance receivables, auto sales finance	29,765,603	30,557,683

Total gross finance receivables	93,189,552	79,611,891
Unearned insurance commissions	(3,741,947)	(3,269,252)
Unearned finance charges	(10,715,230)	(9,824,824)
Accrued interest receivable	1,180,436	1,044,936
Unearned discounts	(140,207)	(406,993)

Finance receivables, before allowance for credit losses	79,772,604	67,155,758
Allowance for credit losses	(2,631,814)	(2,055,402)

Finance receivables, net	$77,140,790	$65,100,356

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2005	2004	2003
Beginning balance	$2,055,402	$1,704,634	$1,194,817
Provisions for credit losses	2,767,868	2,923,093	1,983,124
Charge-offs	(2,300,592)	(2,686,875)	(1,519,461)
Recoveries	104,404	39,554	32,876
Other	4,732	74,996	13,278

Ending balance	$2,631,814	$2,055,402	$1,704,634

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2005, 2004, and 2003, cash collections of principal amounts of receivables (including renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $89,520,121, $76,689,220, and $69,141,086, respectively, and these cash collections were 107 percent, 101 percent, and 118 percent of average gross finance receivable balances, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $14,224,859, $10,953,155, and $11,590,533 at September 25, 2005, 2004 and 2003, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to these impaired loans was $2,631,814, $2,055,402, and $1,704,634 at September 25, 2005, 2004 and 2003, respectively. Impaired loans with no related allowance for credit losses were $11,593,045, $8,897,753, and $9,885,899 at September 25, 2005, 2004 and 2003 respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $499,886, $532,540, and $343,419 for the years ended September 25, 2005, 2004, and 2003, respectively.

Finance receivables charged off are net of proceeds from non-filing insurance. The Company purchases non-file insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording these liens. Amounts recoverable from non-file insurance claims totaled $2,943,380, $5,863,816, and $1,215,094 for the years ended September 25, 2005, 2004, and 2003, respectively. (The 2004 recoveries are net of $1,025,000 contingent legal fees resulting from the settlement of the payment of claims.) If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-file insurance claims were $518,853 and $3,105,530 at September 25, 2005 and 2004, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2005	2004
Used automobiles	$1,900,894	$1,838,035
Home furnishings and electronics	500,737	454,834

Total inventory	$2,401,631	$2,292,869

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2005	2004
Furniture and equipment	$5,211,096	$4,651,208
Automotive equipment	1,598,635	1,516,351
Leasehold improvements	2,390,456	2,093,978

	9,200,187	8,261,537
Accumulated depreciation	(4,350,412)	(3,604,098)

Total property and equipment, net	$4,849,775	$4,657,439

Depreciation expense totaled $901,134, $817,789, and $718,380 for the years ended September 25, 2005, 2004 and 2003, respectively.

NOTE 6 – INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 required the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provided new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceases and the remaining book value is to be tested for impairment at least annually. In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, September 26, 2001. The Company performed such assessment which resulted in no impairment. During the years ended September 25, 2005 and 2004, respectively, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment. Future impairment tests will be performed annually in the fourth fiscal quarter. Tests will be performed between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Intangible assets consisted of the following:

September 25,	2005	2004
Goodwill, net of accumulated amortization of $520,825 and $520,825, respectively	$1,357,067	$1,357,067
Covenants not to compete, net of accumulated amortization of $34,384 and $26,193, respectively	22,952	31,143
Tradenames	30,000	—

Total intangible assets	$1,410,019	$1,388,210

Amortization of covenants not to compete totaled $8,191, $8,191, and $7,937 for the years ended September 25, 2005, 2004, and 2003, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

The estimated amortization expense of covenants not to compete for succeeding years is as follows:

Year ended September 25,
2006	$6,823
2007	5,714
2008	5,714
2009	4,701
2010	—

$22,952

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2005	2004
Accounts payable	$182,994	$501,204
Insurance payable, loan related	751,317	667,165
Accrued payroll	578,370	485,219
Accrued payroll taxes	44,560	39,574
Money orders	823,585	794,704
Sales tax payable	1,118,648	895,440
Income taxes payable	804,189
Other liabilities	105,832	285,827

Total accounts payable and other accrued liabilities	$4,409,495	$3,669,133

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT

Debt consisted of the following:

September 25,	2005	2004
Senior debt: due to commercial finance company, collateralized by finance receivables, interest at prime rate (4.5% at September 25, 2004) plus 4%, due February 1, 2005. The aggregate carrying value of collateral at September 25, 2004 was $65,100,356. The balance was paid in December 2004.	$—	$871,575

Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2006 to 2019. The carrying values of the collateral at September 25, 2005 and 2004 were $2,960,186 and $3,283,024 respectively.	1,185,546	1,190,669

Total senior debt	1,185,546	2,062,244

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

September 25,	2005	2004
Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (8% floor, 14% ceiling), interest only payable quarterly, principal due August 5, 2007.	1,000,000	—

Senior subordinated debt due to an investment company, unsecured, guaranteed by a Company shareholder and subsidiaries, interest at prime (4.5% at September 25, 2004) plus 1% (8% floor, 12% ceiling), interest payable monthly, principal due September 1, 2006. The balance was paid in April 2005.	—	700,000

Total senior subordinated debt	1,000,000	700,000

Variable rate subordinated debentures: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2009.	68,904,753	61,582,281

Demand notes: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	12,867,207	11,701,979

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%, due November 20, 2006.	300,000	300,000

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	500,000	500,000

Total junior subordinated debt, related parties	800,000	800,000

Total debt	$84,757,506	$76,846,504

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

The senior subordinated debt, due to the company’s credit insurance underwriter, was obtained in 2005. The loan agreements contain various restrictions, including minimum liquid net worth maintenance, limitations on certain indebtedness, and certain other restrictions. The Company is in compliance with these covenants and restrictions at September 25, 2005.

There are no pre-payment penalties on the senior debt or senior subordinated debt. At the Company’s discretion, these debt obligations could be satisfied by paying the outstanding principal balance plus accrued interest.

During fiscal 1999, the Company’s wholly owned subsidiary, The Money Tree of Georgia Inc., established an investment program under which the Company issues subordinated debentures with maturities of four years (subject to an automatic extension of another four years) and subordinated demand notes. The Company uses the net proceeds for the redemption of senior demand notes and subordinated debentures as such debtholders request redemption. Any proceeds not used for the redemptions may be used to repay bank borrowings, make additional finance loans and auto loans, and for general operating purposes. These securities are issued by The Money Tree of Georgia Inc., a wholly owned subsidiary of the Company, and are available to Georgia residents only, subject to the terms of registration statements filed with the State of Georgia.

Interest on the debentures is earned daily and is payable at any time upon request of the holder. Interest on the demand notes is payable only at the time demand is made by the holder for repayment of the note.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

The debentures may be redeemed at the holder’s option at the end of the interest adjustment period selected (one year, two years or four years) or at maturity. Demand Notes may be redeemed by holders at any time. The Company intends to meet its obligation to repay such debt with cash generated from sales of the debentures and demand notes, cash on hand, income from operations or working capital.

There are no covenants or other special conditions with respect to the Company’s junior subordinated debt.

Aggregate debt maturities at September 25, 2005 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Senior debt, banks and finance companies	$749,547	$120,172	$61,907	$39,220	$39,220	$175,480	$1,185,546

Senior subordinated debt, credit insurance company	—	1,000,000	—	—	—	—	$1,000,000

Variable rate subordinated debentures	10,029,769	13,369,919	19,075,335	26,429,730	—	—	68,904,753
Demand notes	12,867,207	—	—	—	—	—	12,867,207
Subordinated debt-related parties	—	300,000	500,000	—	—	—	800,000

	$23,646,523	$14,790,091	$19,637,242	$26,468,950	$39,220	$175,480	$84,757,506

Interest expense totaled $6,354,744, $5,848,428, and $4,919,059 for the years ended September 25, 2005, 2004 and 2003, respectively.

NOTE 9 – COMMON STOCK

The common stock of the Company is comprised of the following: Class A voting shares, no par value, 500,000 authorized, 2,686 shares issued and outstanding; and Class B non-voting shares, no par value, 1,500,000 authorized, 26,860 shares issued and outstanding.

On December 10, 2003, the Company’s Board of Directors amended the by-laws to give it authorization to issue 500,000 shares of Class A voting stock, having no par value and 1,500,000 shares of Class B non-voting common stock, having no par value. On December 15, 2003, the Company’s Board of Directors authorized a 10-for-1 stock split to be affected in the form of a stock dividend. In connection with this split, holders of the Class A voting shares received ten shares of Class B non-voting common stock. All earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Statement No. 109 (FAS 109); accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income taxes bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes for the years ended 2005, 2004, and 2003 consisted of the following:

September 25,	2005	2004	2003
Current tax expense (benefit)
Federal	$1,038,870	$175,731	$39,123
State	115,785	50,126	63,452

Total	1,154,655	225,857	102,575
Deferred income tax expense (benefit)
Federal	(683,000)	(109,000)	246,000
State	(42,000)	(22,000)	(10,000)

Total	(725,000)	(131,000)	236,000

	$429,655	$94,857	$338,575

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate to pretax income for the years ended September 25, 2005, 2004 and 2003 due to the following:

	2005	2004	2003
Income tax expense at Federal statutory income tax rates	$383,578	$55,828	$291,015
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	44,676	18,563	35,278
Non-deductible expenses	27,355	32,177	19,849
States allowing federal tax deduction	(27,219)	—	—
Other	1,265	(11,711)	(7,567)

	$429,655	$94,857	$338,575

Net deferred tax assets consist of the following components:

September 25,	2005	2004
Deferred tax liability:
Property and equipment	$573,000	$568,000

Deferred tax assets:
Allowance for credit losses	1,053,000	822,000
Federal and state net operating loss carryforwards	277,000	353,000
Interest income	209,000	148,000
Insurance commissions	1,308,000	595,000
Goodwill/noncompete	59,000	120,000
Other	—	138,000

	2,906,000	2,176,000

Net deferred tax asset	2,333,000	1,608,000
Valuation allowance	(348,000)	(348,000)

Net deferred tax assets, less valuation allowance	$1,985,000	$1,260,000

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES (CONTINUED)

The Company’s valuation allowance for deferred tax assets relates to federal and state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 25, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The company has available at September 25, 2005, unused state operating loss and charitable carryforwards of $4,613,364 that expire in various amounts in years from 2009 through 2035.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

September 25,	2005	2004	2003
Interest expense, junior subordinated debt, related parties	$63,260	$28,143	$14,710
Rent expense, a shareholder	2,135,222	1,727,304	1,301,469
Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club member- ships with the Company acting as agent for an affiliate owned by a shareholder and other related parties.	1,474,454	1,995,389	1,612,109
Income tax service agreement income from affiliated company owned by a shareholder and other related parties	161,739	400,173	452,173
Advances to companies affiliated through common ownership	12,477	5,779	158,775
Loans from a shareholder	800,000	800,000	—

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

A shareholder of the Company and certain family members held junior subordinated debt of the company in varying amounts during the fiscal years 2005, 2004 and 2003. The interest paid on this debt is included in the interest expense on the Consolidated Statements of Income.

Martin Family Group, LLLP, of which the CEO is the general partner, owns the real estate of twelve branch offices, two used car lots, and the Company’s principal executive offices. The Company has entered into lease agreements where by rent is paid monthly for use of these locations. In addition, the CEO leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by the CEO. In the opinion of Management, rates paid for these are comparable to those obtained from third parties. Total rents paid are included in operating expense on the Consolidated Statement of Income.

The Company receives commissions from sales of motor club memberships from an entity, owned by the CEO and his three children, pursuant to an Agency Sales Agreement.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the CEO and two other officers of the Company.

At various times in fiscal years 2005, 2004, and 2003, the Company or its subsidiaries advanced loans to the CEO and companies affiliated through common ownership. These were evidenced by promissory notes and accrued interest at rates prevailing at the time of the advance. During 2004, the Company’s subsidiary, Money To Lend of Louisiana Inc., received loans from the CEO totaling $800,000 (see Note 8).

NOTE 12 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2005 were as follows:

Year Ending September 25	Shareholder	Other	Total
2006	$2,135,294	$625,546	$2,760,840
2007	1,698,180	509,968	2,208,148
2008	785,135	371,661	1,156,796
2009	393,882	195,414	589,296
2010	157,705	77,243	234,948
Thereafter	136,100	—	136,100

	$5,306,296	$1,779,832	$7,086,128

Substantially all of the lease agreements are for a five year term with one or more renewal options at end of the initial term. Rental expense totaled $2,813,554, $2,260,344, and $1,795,580 for the years ended September 25, 2005, 2004, and 2003, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13 – CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Georgia, Louisiana, Alabama and Florida, and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. On sales finance contracts and certain other loans, the Company has access to any collateral supporting these receivables through repossession. Finance receivables are collateralized by personal property, automobiles, real property and mobile homes. On unsecured loans, a non-filing insurance policy is generally obtained so that in the event of default, a claim can be filed in order to recover the unpaid balance.

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $100,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2005 and 2004 the Company’s cash balances exceeded the FDIC insured coverage of $100,000 by approximately $4,700,000. Management believes that this policy will not cause any adverse effect.

NOTE 14 – RETIREMENT PLAN

The Company has a 401(k) profit-sharing plan and trust. The plan covers substantially all employees, subject to attaining age 21 and completing 1 year of service with the Company. Employees may contribute up to 15 percent of their compensation, with the Company matching 25 percent of these contributions up to a maximum of 6 percent of the employees’ compensation.

Profit-sharing expense totaled $21,235, $35,707, and $22,930 for the years ended September 25, 2005, 2004, and 2003, respectively.

NOTE 15 – CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial statements.

NOTE 16 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,901,868, $1,375,046, and $1,350,836 for the years ended September 25, 2005, 2004, and 2003, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – ACQUISITIONS

During fiscal year 2004, the Company completed two acquisitions in exchange for cash consideration of $3,971,240. The transactions consist of the following:

- On December 10, 2003, our wholly owned subsidiary, Money To Lend of Louisiana Inc., purchased the assets of the Louisiana offices of Stewart Finance Company in bankruptcy proceedings for aggregate cash consideration of $3,194,037.

- On June 28, 2004, our wholly owned subsidiary, Money To Lend of Louisiana Inc., purchased the assets of the offices in Louisiana of Titan Financial Louisiana LLC for aggregate cash consideration of $777,203.

At various points in fiscal year 2003, our wholly owned subsidiary, The Money Tree of Georgia Inc., purchased the assets of four individual competitors in selected markets for combined aggregate cash consideration of $601,526.

The Company’s acquisitions during fiscal years 2004 and 2003 were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The identifiable assets and liabilities of acquired businesses are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.

The following schedule summarizes the acquisitions during fiscal years 2004 and 2003 that are included in the consolidated statement of cash flows:

September 25,	2004	2003
Fair value of assets acquired:
Finance receivables acquired, gross	$5,428,291	$491,049
Unearned discounts, interest, fees	(1,912,357)	(85,347)

Finance receivables, net	3,515,934	405,702
Property, equipment/other assets	275,306	—
Non-compete agreements	—	10,000
Goodwill acquired	180,000	185,824

Cash paid for acquisitions, net of cash acquired	$3,971,240	$601,526

All of the total goodwill recorded in connection with the Company’s acquisitions during fiscal years 2004 and 2003 is expected to be deductible for income tax purposes. The weighted average useful life for all intangible assets subject to amortization is seven years.

Pro forma operating results for the Company’s acquisitions during fiscal 2004 and 2003 have not been presented as they are not significantly different than reported amounts.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company: the small consumer loan business in the four states in which the Company operates. The 103 offices that make up this segment are similar in size and in the market they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

Automotive finance and sales segment

This segment is comprised of four used automobile sales locations and offers financing in conjunction with these sales. These locations target similar customers in the Bainbridge, GA, Columbus, GA and Dublin, GA markets and surrounding areas who generally cannot qualify for traditional financing. The sales and the financing organizations are aggregated in the segment. A general manager is responsible for sales and finance administration at each of the locations and reports to an operational manager and ultimately to the chief operating decision maker.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2005 In Thousands	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments

Interest income	$15,453	$3,781	$19,234
Interest expense	(4,441)	(1,914)	(6,355)

Net interest income before provision for credit losses	11,012	1,867	12,879
Provision for credit losses	(891)	(1,877)	(2,768)

Net interest income	10,121	(10)	10,111
Insurance commissions	10,108	383	10,491
Commissions from sale of motor club memberships from affiliated company	1,474		1,474
Income tax service agreement from affiliated company	162		162
Other income	2,291	182	2,473

Net revenues before retail sales	24,156	555	24,711

Gross margin on retail sales	2,654	3,049	5,703

Segment operating expenses	(25,070)	(4,135)	(29,205)

Segment operating profit (loss)	$1,740	$(531)	$1,209

Depreciation and amortization (Included in segment operating expenses)	486	99	585

Total segment assets	65,669	28,386	94,055

Capital expenditures	855	144	999

RECONCILIATION:	2005
Depreciation and amortization:
Segment depreciation and amortization	$585
Depreciation and amortization at corporate level	324

Total depreciation and amortization	$909

Assets:
Total assets for reportable segments	$94,055

Cash and cash equivalents at corporate level	44
Other receivables at corporate level	1,099
Employee receivables at corporate level	5
Property and equipment, net at corporate level	1,323
Deferred income taxes at corporate level	1,985
Other assets at corporate level	1,236

Consolidated Assets	$99,747

Total Capital expenditures for reportable segments	$999
Capital expenditures at corporate level	281

Total Capital expenditures	$1,280

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2004 In Thousands	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
Interest income	$13,584	$4,271	$17,855
Interest expense	(4,045)	(1,803)	(5,848)

Net interest income before provision for credit losses	9,539	2,468	12,007
Provision for credit losses	(1,345)	(1,578)	(2,923)

Net interest income after provision for credit losses	8,194	890	9,084
Insurance commissions	6,248	229	6,477
Commissions from sale of motor club memberships from affiliated company	1,995	—	1,995
Income tax service agreement from affiliated company	400	—	400
Other income	2,023	111	2,134

Net revenues before retail sales	18,860	1,230	20,090

Gross margin on retail sales	1,470	3,489	4,959

Segment operating expenses	(20,960)	(3,894)	(24,854)

Segment operating profit (loss)	$(630)	$825	$195

Depreciation and amortization (included in segment operating expenses)	399	76	475

Total segment assets	52,186	28,130	80,316

Capital expenditures	695	436	1,131

RECONCILIATION:	2004
Depreciation and amortization:
Segment depreciation and amortization	$475
Depreciation and amortization at corporate level	343

Total depreciation and amortization	$818

Assets:
Total assets for reportable segments	$80,316

Cash and cash equivalents at corporate level	60
Other receivables at corporate level	4,904
Employee receivables at corporate level	18
Property and equipment, net at corporate level	1,436
Prepaid income taxes	53
Deferred income taxes at corporate level	1,260
Other assets at corporate level	717

Consolidated total assets	$88,764

Total capital expenditures for reportable segments	$1,131
Capital expenditures at corporate level	924

Total capital expenditures	$2,055

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2003 In Thousands	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
Interest income	$10,031	$3,970	$14,001
Interest expense	(3,273)	(1,646)	(4,919)

Net interest income before provision for credit losses	6,758	2,324	9,082
Provision for credit losses	(1,139)	(844)	(1,983)

Net interest income after provision for credit losses	5,619	1,480	7,099
Insurance commissions	5,976	201	6,177
Commissions from sale of motor club memberships from affiliated company	1,612	—	1,612
Income tax service agreement from affiliated company	452	—	452
Other income	1,477	54	1,531

Net revenues before retail sales	15,136	1,735	16,871

Gross margin on retail sales	2,117	3,616	5,733

Segment operating expenses	(18,307)	(3,421)	(21,728)

Segment operating profit (loss)	$(1,054)	$1,930	$876

Depreciation and amortization (included in segment operating expenses)	317	68	385

Total segment assets	47,198	25,714	72,912

Capital expenditures	408	115	523

RECONCILIATION:	2003
Depreciation and amortization:
Segment depreciation and amortization	$385
Depreciation and amortization at corporate level	333

Total depreciation and amortization	$718

Assets:
Total assets for reportable segments	$72,912

Cash and cash equivalents at corporate level	98
Other receivables at corporate level	2,074
Employee receivables at corporate level	17
Property and equipment, net at corporate level	942
Deferred income taxes at corporate level	1,129
Other assets at corporate level	502

Consolidated total assets	$77,674

Total capital expenditures for reportable segments	$523
Capital expenditures at corporate level	298

Total capital expenditures	$821

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – DEBT REGISTRATIONS

The Money Tree Inc. has registered with the Securities and Exchange Commission on Form S-1 Registration Statements (1) $75,000,000 of Series A Variable Rate Subordinated Debentures (Commission File No. 333-122531) and (2) $35,000,000 of Subordinated Demand Notes (Commission File No. 333-122533). These Registration Statements were declared effective on November 4, 2005. We have also registered these securities with the state regulatory authorities in the States of Georgia, Florida and Louisiana.

NOTE 20 – VOTING COMMON STOCK SALE

On December 30, 2005, Vance R. Martin, Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, President of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. Vance R. Martin has retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A. Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ended September 25, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
Vance R. Martin	63	Chief Executive Officer and Sole Director
W. Derek Martin	35	President
Steven P. Morrison	47	Controller
Bradley D. Bellville	39	Vice President – Operations
D. Michael Wallace	37	Assistant Vice President – Operations
Marvin E. Hall	70	Vice President – Investments
Clayton Penhallegon	70	Second Vice-President – Investments
Dellhia “Cissie” Franklin	49	Vice President – Customer Service
Beverly A. Cross	37	Corporate Secretary
Karen V. Harrell	46	Treasurer
Jennifer L. Ard	29	Vice President – IRAs and Assistant Corporate Secretary
D. Nichole Samples	22	Assistant Vice President – Customer Service

Vance R. Martin is our Chief Executive Officer. Mr. Martin served as our President from our inception in 1987 until December 2005. Mr. Martin is our sole director. He will focus more of his efforts on the strategic direction of the company. Mr. Martin has been in the consumer finance business for 40 years, and during 31 of which he has owned his own business. Mr. Martin is a shareholder of Bainbridge Bancshares, Inc., which is the sole shareholder of First National Bank of Decatur County, a national bank in Bainbridge, Georgia. Mr. Martin serves on the Board of Directors of the Georgia Independent Auto Dealers Association. He previously served on the Board of Directors of the Georgia Industrial Loan Association for 18 years. He is a member of the Board of Directors of the Decatur County Unit of the American Cancer Society. He also previously served as a member of the Board of Directors of the Bainbridge-Decatur County YMCA. Mr. Martin received an Associate degree in Liberal Arts from Columbus College in 1964.

W. Derek Martin is our President. He will assume many of the day-to-day responsibilities of running the company. Mr. Martin previously served as Vice President – Administration from 1997 until December 2005. In this capacity, his duties included oversight of the entire loan department, including all four states. Prior to 1997, Mr. Martin was a loan approver in our centralized loan approval department. He is the son of Mr. Vance R. Martin. Mr. Martin serves as a director of the Board of Trustees of Bainbridge College. He received a Bachelor of Arts degree in English from Florida State University in 1993.

Steven P. Morrison became our Controller in 2000. From 1997 to 2000, Mr. Morrison served as Atlanta Area Controller of Loomis, Fargo & Co., a national armored car service company, where his duties included management of the accounting functions and supervision of the accounting staff for the Atlanta service area. Mr. Morrison received a Bachelor of Business Administration degree from Georgia State University in 1983.

Bradley D. Bellville became Vice President – Operations in 1997. Mr. Bellville’s duties include oversight of operations for all company locations, including collections for all branches. He also manages the tax program operations conducted with Cash Check. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990.

D. Michael Wallace became our Assistant Vice President – Operations in December 2005. His duties include assisting the Vice President – Operations with oversight of the operations for all company locations, including collections for all branch offices. He also assists in managing the tax program operations conducted by Cash Check. For the nine years prior to 2005, Mr. Wallace held positions of regional manager and branch manager with our company.

Marvin E. Hall became Vice President – Investments in 1999. Mr. Hall’s duties include oversight of our entire investment program. Mr. Hall was in retirement for seven years prior to his employment with us. Prior to retirement, Mr. Hall served as a District Manager with Georgia Power Company for the Bainbridge District from 1977 to 1992. His duties with Georgia Power included oversight of the entire Southwest Georgia area. Mr. Hall is a Past President of the Bainbridge Rotary Club and Bainbridge Chamber of Commerce. He is also a Past Chairman of the Bainbridge College Foundation, the Decatur County Industrial Development Authority, and the United Way. Mr. Hall received a Bachelor of Business Administration from Georgia State University in 1972. Mr. Hall also received an International Correspondence School certificate in Electrical Engineering in 1969.

Clayton Penhallegon became Second Vice President – Investments in 2002. Mr. Penhallegon’s duties include traveling to each branch to ensure compliance with company policy regarding the investment program. Mr. Penhallegon began serving as the Executive Director of the Decatur County United Way in 2001. Mr. Penhallegon was in retirement for the two years prior to his becoming Executive Director of the United Way. From 1972 to 1999, Mr. Penhallegon was Executive Director of Georgia Industries For The Blind in Bainbridge, Georgia for the State of Georgia Department of Human Resources and has served on the Board of the National Industries For The Blind. Mr. Penhallegon received a Bachelor degree in Industrial Engineering from Auburn University in 1959 and a Master degree in Business Administration from the University of Georgia in 1972. Mr. Penhallegon also holds a Certified Public Manager certificate from the University of Georgia Institute of Government. Mr. Penhallegon is a Past President of the Bainbridge-Decatur County Chamber of Commerce, Bainbridge Rotary Club, Georgia Society of Certified Public Managers and Past Chairman of the Board of the Georgia Society of Certified Public Managers.

Dellhia “Cissie” Franklin became Vice President – Customer Service in 2002. Her duties include responsibility for all investor contacts and questions, coordination of branch personnel training for investments and oversight of all company advertising. Ms. Franklin previously held the positions of Assistant Vice President—Investments, Loan Approver Assistant and Collector. Her past duties with us have included collections and follow-up of approved loan customers. Ms. Franklin is a Past Assistant Vice President of the Bainbridge Junior Woman’s Club and a past scout leader.

Beverly A. Cross became our Corporate Secretary in 1997. Her duties include oversight of company-wide computer software and support and supervision of the branch support department. From 1993 to 1997, Ms. Cross was our Automated Clearing House (ACH) Coordinator and Purchasing Director where her duties included oversight of our ACH transactions and purchasing.

Karen V. Harrell is our Treasurer. Ms. Harrell previously served as Assistant Corporate Secretary from 2001 until December 2005. She is responsible for the oversight of the funds and securities of the company including the software and administration of securities. Ms. Harrell also serves as our Lease Administrator. From 1992 to 2001, Ms. Harrell served as Executive Secretary to the President and Assistant Treasurer. From 1982 to 1991, Ms. Harrell served as Textile Manager’s Secretary, Industrial Engineering Secretary and Plant Manager’s Secretary at Amoco Fabrics and Fibers Company in Bainbridge. During her employment with Amoco, she served as an officer for the Credit Union Board of Directors for two years.

Jennifer L. Ard was appointed to Vice President – Individual Retirement Accounts in 2004 and also serves as our Assistant Corporate Secretary. Ms. Ard’s duties include oversight of our Individual Retirement Accounts department. Ms. Ard previously held the position of Treasurer with us from 2001 to 2004. In 2000, Ms. Ard served as Assistant Treasurer. She has been employed by us since 1999 and prior to that time was primarily a college student. Ms. Ard received a Bachelor of Business Administration degree in Management from Valdosta State University in 1999.

D. Nichole Samples became our Assistant Vice President – Customer Service in December 2005. Her duties include follow-up with potential investors and assistance with investor contacts and questions. She is also responsible for creating, scheduling and follow-up of company-wide advertising, including investment advertising, finance company advertising and car lot advertising covering four states. Prior to joining the company, Ms. Samples held the position of Office Manager with Cook Electronics in Cairo, Georgia from 2003 to 2005. Her duties included shipping and receiving, data entry, collections on store, phone and prepaid accounts, and customer service and sales.

The term of office of each officer expires when a successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Our sole director is not compensated by us in his capacity as director. Each of the above officers also serves on our Policy Board which meets quarterly and creates and implements our policies and procedures and growth plans.

Item 11. Executive Compensation:

We pay the salaries of each of our officers, except for Bradley D. Bellville who is partially compensated by Cash Check and W. Derek Martin whose compensation is paid by Interstate Motor Club, Inc.

The following are the total remuneration paid to each of our three highest paid officers for the years ended September 25, 2005, 2004 and 2003:

Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)
Vance R. Martin, CEO	2005 2004 2003	$ $ $	414,528 414,528 414,528	$ $ $	1,250 1,250 1,250

W. Derek Martin(1), President	2005 2004 2003	$ $ $	119,826 114,108 108,324	$ $ $	3,750 4,124 4,269

Bradley D. Bellville(2), Vice President - Operations	2005 2004 2003	$ $ $	77,130 73,440 68,316	$ $ $	15,764 16,183 13,425

(1)	All compensation to Derek Martin was paid by Interstate Motor Club, Inc. See “Certain Relationships and Related Transactions.”
(2)	Mr. Bellville was paid $33,865 in 2005; $38,490 in 2004; and $26,465 in 2003 of such compensation by Cash Check. See “Certain Relationships and Related Transactions.”

Indemnification

Pursuant to our Articles of Incorporation and the authority granted in Section 14-2-851 of the Official Code of Georgia Annotated, we have agreed to indemnify our officers and sole director against any expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually or reasonably incurred by them in any action, suit or proceeding brought or threatened to be brought against them by reason of the fact that they were our officer or director if they acted in a manner they reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Effective December 30, 2005, Vance R. Martin, our CEO, owns 45% of our outstanding voting common stock and the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005, of which W. Derek Martin serves as sole trustee, owns the remaining 55% of our outstanding voting common stock. See “Certain Relationships and Related Transactions” and “Risk Factors – We are controlled by the Martin family and don’t have any independent board members overseeing our operations.”

Item 13. Certain Relationships and Related Transactions:

Our officers also serve as the officers of various of our subsidiaries. Vance R. Martin is our sole director and sole director of each of our subsidiaries. We may be subject to various conflicts of interest in our relationship with Mr. Martin and his other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our sole director and each of their affiliates.

Mr. Martin owns 40% of the outstanding stock of Interstate Motor Club and each of his three children, including W. Derek Martin, our President, owns 20%. Interstate Motor Club pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During fiscal year ended September 25, 2005, we received $1.5 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate for 13 of our branch office locations, three used car lots and our principal executive offices. We have entered into lease agreements with Martin Family Group, LLLP whereby rent is paid monthly for use of these locations. In addition, Mr. Martin leases from the owners, and then subleases to us, another 53 branch office locations and one use car lot for a greater amount than he pays under the underlying leases. Some of this spread covers costs for leasehold improvements and property operating costs paid directly by Mr. Martin. Management believes that these leases are at rates which are comparable to those obtainable from independent third parties. During fiscal year ended September 25, 2005, we paid total lease payments of $2.1 million in the aggregate to Martin Family Group, LLLP and Mr. Martin.

Cash Check is a company owned by Mr. Martin (50%), Bradley Bellville, our Vice President – Operations (25%), and Beverly A. Cross, our Corporate Secretary (25%). Cash Check prepares and files income tax returns to our customers and other consumers. Pursuant to a service agreement, Cash Check prepares and files income tax returns for our customers. We provide substantially all expenses related to customer service, including personnel, facilities and equipment for Cash Check and receive approximately 90% of the net income resulting from income tax returns filed by Cash Check. The service agreement states that the following services be provided to Cash Check: (1) assisting customers in preparing tax returns; (2) handling the in-office preparation and processing of tax returns; (3) maintaining a supply of forms and documents related to the preparation and electronic filing of tax returns; and (4) doing such other acts as are necessary or desirable in connection with preparing and electronically filing tax returns for customers. During fiscal year ended September 25, 2005, we received $0.2 million pursuant to the service agreement.

Mr. Martin has loaned to our subsidiary, Money To Lend of Louisiana, Inc., an aggregate of approximately $0.8 million evidenced by two promissory notes. The first note for $0.3 million is dated December 19, 2003, matures on November 20, 2006 and bears interest at a rate of 8% per annum payable to Mr. Martin on a monthly basis. The second note for $0.5 million is dated July 14, 2004, matures on June 28, 2008 and bears interest at a rate of 8% per annum payable to Mr. Martin on a monthly basis.

Item 14. Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2005 and 2004 by Carr, Riggs & Ingram, LLC for the audit of the Company’s annual financial statements were $71,560 and $73,220, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2005 and 2004 by Carr, Riggs & Ingram, LLC, which are not reported under “Audit Fees” above were $206,291 and $0, respectively. These fees were primarily for assistance and review of our initial S-1 registration filing.

Item 15. Exhibits, Financial Statement Schedules:

The following documents are filed as exhibits to this annual report.

Exhibit No.	Description
3.1	Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.2	Amendment to Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.3	Bylaws of The Money Tree Inc. (filed as Exhibit 3.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.4	Amendment to Bylaws of The Money Tree Inc. (filed as Exhibit 3.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

4.1	Amended and Restated Indenture between The Money Tree Inc. and U.S. Bank National Association dated September 20, 2005 (filed as Exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on September 21, 2005 and incorporated herein by reference)

4.2	Form of debenture (included in Exhibit 4.1)

4.3	Indenture between The Money Tree Inc. and U.S. Bank National Association dated April 27, 2005 (filed as Exhibit 4.1 to Amendment No. 2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission file No. 333-122533, on June 30, 2005 and incorporated herein by reference)

4.4	Form of demand note (included in Exhibit 4.3)

10.1	Agency Sales Agreement between The Money Tree Inc. and Interstate Motor Club, Inc. dated December 9, 1994 (filed as Exhibit 10.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.2	Service Agreement between The Money Tree of Georgia Inc. and Cash Check Inc. of Ga. dated January 8, 1997 (filed as Exhibit 10.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.3	Promissory Note for $300,250 from Money To Lend of Louisiana, Inc. to Vance R. Martin dated December 19, 2003 (filed as Exhibit 10.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.4	Promissory Note for $500,000 from Money To Lend of Louisiana, Inc. to Vance R. Martin dated July 14, 2004 (filed as Exhibit 10.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.5	Purchase Agreement for $1,000,000 loan from Life of the South Corporation to The Money Tree Inc. dated August 5, 2005 (filed as Exhibit 10.5 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.6	Senior Subordinated Note for $1,000,000 from The Money Tree Inc. to Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.6 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.7	Amendment No. 1 to Purchase Agreement and Senior Subordinated Note between The Money Tree Inc. and Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.7 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

12	Statement regarding computation of ratios

21	Subsidiaries of The Money Tree Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONEY TREE, INC.

Date: January 5, 2006	By:	/s/ Vance R. Martin
Vance R. Martin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 5, 2006	By:	/s/ Vance R. Martin
Vance R. Martin
Chief Executive Officer

Date: January 5, 2006	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.2	Amendment to Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.3	Bylaws of The Money Tree Inc. (filed as Exhibit 3.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.4	Amendment to Bylaws of The Money Tree Inc. (filed as Exhibit 3.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

4.1	Amended and Restated Indenture between The Money Tree Inc. and U.S. Bank National Association dated September 20, 2005 (filed as Exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on September 21, 2005 and incorporated herein by reference)

4.2	Form of debenture (included in Exhibit 4.1)

4.3	Indenture between The Money Tree Inc. and U.S. Bank National Association dated April 27, 2005 (filed as Exhibit 4.1 to Amendment No. 2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission file No. 333-122533, on June 30, 2005 and incorporated herein by reference)

4.4	Form of demand note (included in Exhibit 4.3)

10.1	Agency Sales Agreement between The Money Tree Inc. and Interstate Motor Club, Inc. dated December 9, 1994 (filed as Exhibit 10.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.2	Service Agreement between The Money Tree of Georgia Inc. and Cash Check Inc. of Ga. dated January 8, 1997 (filed as Exhibit 10.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.3	Promissory Note for $300,250 from Money To Lend of Louisiana, Inc. to Vance R. Martin dated December 19, 2003 (filed as Exhibit 10.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.4	Promissory Note for $500,000 from Money To Lend of Louisiana, Inc. to Vance R. Martin dated July 14, 2004 (filed as Exhibit 10.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.5	Purchase Agreement for $1,000,000 loan from Life of the South Corporation to The Money Tree Inc. dated August 5, 2005 (filed as Exhibit 10.5 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.6	Senior Subordinated Note for $1,000,000 from The Money Tree Inc. to Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.6 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.7	Amendment No. 1 to Purchase Agreement and Senior Subordinated Note between The Money Tree Inc. and Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.7 to Amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

12	Statement regarding computation of ratios

21	Subsidiaries of The Money Tree Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002