Form 10-Q
period 2005-12-25
Money Tree, Inc.
filed 2006-02-08
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at January 31, 2006
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2005	September 25, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$7,541,563	$9,618,557
Finance receivables, net	81,624,015	77,140,790
Other receivables	1,790,233	1,099,352
Employee receivables	4,918	5,465
Inventory	2,631,490	2,401,631
Property and equipment, net	4,916,143	4,849,775
Deferred income taxes	2,063,000	1,985,000
Intangible assets	1,407,816	1,410,019
Other assets	1,334,626	1,236,318

Total assets	$103,313,804	$99,746,907

Liabilities and Shareholders’ Equity

Liabilities
Accounts payable and other accrued liabilities	$5,010,556	$4,409,495
Accrued interest payable	9,906,724	9,476,662
Senior debt	1,655,274	1,185,546
Senior subordinated debt	1,000,000	1,000,000
Variable rate subordinated debentures	72,078,907	68,904,753
Demand notes	11,328,883	12,867,207
Junior subordinated debt, related parties	800,000	800,000

Total liabilities	101,780,344	98,643,663

Shareholders’ equity
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(144,187)	(574,403)

Total shareholders’ equity	1,533,460	1,103,244

Total liabilities and shareholders’ equity	$103,313,804	$99,746,907

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Income

Three months ended December 25,	2005	2004
	(Unaudited)
Interest income	$5,227,513	$4,261,028
Interest expense	(1,708,569)	(1,534,718)

Net interest income before provision for credit losses	3,518,944	2,726,310
Provision for credit losses	(1,550,844)	(434,388)

Net interest income after provision for credit losses	1,968,100	2,291,922
Insurance commissions	3,248,373	2,385,084
Commissions from motor club memberships from company owned by related parties	563,802	569,112
Income tax service agreement income from company owned by related parties	—	4,000
Other income	581,965	687,131

Net revenue before retail sales	6,362,240	5,937,249

Retail sales	5,414,882	4,310,688
Cost of sales	(3,543,165)	(2,642,423)

Gross margin on retail sales	1,871,717	1,668,265

Net revenues	8,233,957	7,605,514

Operating expenses
Personnel expense	(4,184,497)	(3,748,259)
Facilities expense	(999,770)	(910,913)
General and adminstrative expenses	(806,960)	(967,288)
Other operating expenses	(1,493,647)	(1,732,125)

Total operating expenses	(7,484,874)	(7,358,585)

Net operating income	749,083	246,929
Loss on sale of property and equipment	(5,114)	—

Income before income tax expense	743,969	246,929
Income tax expense	(313,753)	(70,119)

Net income	$430,216	$176,810

Net income per common share, basic and diluted	$14.56	$5.98

Weighted average shares outstanding	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income	$430,216	$176,810
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,550,844	434,388
Depreciation	238,063	216,386
Amortization	2,203	2,048
Deferred income taxes	(78,000)	(559,000)
Loss on sale of property and equipment	5,114	—
Change in assets and liabilities
Other receivables	(690,881)	3,414,953
Employee receivables	547	7,318
Inventory	(229,859)	(498,271)
Other assets	(98,308)	114,057
Accounts payable and other accrued liabilities	601,061	1,107,455
Accrued interest payable	430,062	328,398

Net cash provided by operating activities	2,161,062	4,744,542

Cash flows from investing activities
Loans originated	(23,852,426)	(20,650,813)
Loans repaid	17,818,357	15,400,379
Purchase of property and equipment	(335,425)	(328,789)
Proceeds from sale of property and equipment	25,880	—

Net cash used in investing activities	(6,343,614)	(5,579,223)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	469,728	(276,550)
Senior subordinated debt	—	(300,000)
Demand notes	(1,538,324)	(107,547)
Proceeds-variable rate subordinated debentures	6,880,055	4,088,178
Payments-variable rate subordinated debentures	(3,705,901)	(3,192,159)

Net cash provided by financing activities	2,105,558	211,922

Net change in cash and cash equivalents	(2,076,994)	(622,759)

Cash and cash equivalents, beginning of period	9,618,557	8,373,114

Cash and cash equivalents, end of period	$7,541,563	$7,750,355

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2005	2004
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$1,278,507	$1,206,320

Income taxes	$817,325	$296,475

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation (the “Parent”) and subsidiaries (collectively with the Parent, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the three months ended December 25, 2005 and 2004 are not necessarily indicative of the results for the full fiscal year.

In the Company’s year-ended September 25, 2005 financial reporting process, a misstatement was identified that affected the Company’s financial statements for each of the three months ended December 25, 2004, March 25, 2005, and June 25, 2005, as included in amendments to the Company’s Form S-1 registration statements during its registration with the Securities and Exchange Commission. To correct this misstatement, the Company increased net income in its financial statements for the three months ended December 25, 2004, March 25, 2005, and June 25, 2005 by $113,601, $90,097, and $94,015, respectively. The adjusted financial statements for the three months ended December 25, 2004 are included in this Form 10-Q. The adjusted financial statements for the three months ended March 25, 2005 and June 25, 2005 will be included in the respective Form 10-Q when issued.

NOTE 2 – NATURE OF BUSINESS

The Company’s business consists of: the operation of finance company offices in 103 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of four used automobile dealerships in the state of Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of prepaid phone service and automobile club memberships.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3 (SOP), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on September 26, 2005 and it had no impact on its financial position or operating results.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB Opinion No. 29”), provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of September 26, 2005. There were no significant nonmonetary exchange transactions recorded in the three months ended December 25, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period beginning after December 15, 2005. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2005	September 25, 2005
	(Unaudited)
Finance receivables, direct consumer	$57,303,217	$53,762,475
Finance receivables, consumer sales finance	10,908,574	9,661,474
Finance receivables, auto sales finance	30,966,025	29,765,603

Total gross finance receivables	99,177,816	93,189,552
Unearned insurance commissions	(4,031,175)	(3,741,947)
Unearned finance charges	(11,826,576)	(10,715,230)
Accrued interest receivable	1,122,972	1,180,436
Unearned discounts	(19,694)	(140,207)

Finance receivables, before allowance for credit losses	84,423,343	79,772,604
Allowance for credit losses	(2,799,328)	(2,631,814)

Finance receivables, net	$81,624,015	$77,140,790

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2005	As of and for the year ended September 25, 2005
	(Unaudited)
Beginning balance	$2,631,814	$2,055,402
Provisions for credit losses	1,550,844	2,767,868
Charge-offs	(1,414,312)	(2,300,592)
Recoveries	23,683	104,404
Other	7,299	4,732

Ending balance	$2,799,328	$2,631,814

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2005	September 25, 2005
	(Unaudited)
Used automobiles	$2,125,460	$1,900,894
Home furnishings and electronics	506,030	500,737

Total inventory	$2,631,490	$2,401,631

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2005	September 25, 2005
	(Unaudited)
Accounts payable	$154,350	$182,994
Insurance payable, loan related	1,046,367	751,317
Accrued payroll	576,049	578,370
Accrued payroll taxes	44,298	44,560
Money orders	1,233,637	823,585
Sales tax payable	1,213,942	1,118,648
Other liabilities	741,913	910,021

Total accounts payable and other accrued liabilities	$5,010,556	$4,409,495

Note 7 – DEBT

Debt consisted of the following:

	December 25, 2004	September 25, 2005
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of the shareholder, interest at 4.49% to 8.25% (some variable), due 2006 to 2019. The carrying value of the collateral at December 25, 2005 and September 25, 2005 were $3,086,367 and $2,960,186, respectively.	$1,655,274	$1,185,546

Total senior debt	1,655,274	1,185,546

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – DEBT (Continued)

	December 25, 2005	September 25, 2005
	(Unaudited)
Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime (4.5% and 4.5% at December 25, 2005 and September 25, 2005, respectively) plus 1% (8% floor, 12% ceiling), interest payable quarterly, principal due August 5, 2007.	1,000,000	1,000,000

Total senior subordinated debt	1,000,000	1,000,000

Variable rate subordinated debentures: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2009.	72,078,907	68,904,753

Demand notes: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	11,328,883	12,867,207

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%, due November 20, 2006.	300,000	300,000
Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	500,000	500,000

Total junior subordinated debt, related parties	800,000	800,000

Total debt	$86,863,064	$84,757,506

NOTE 8 – INCOME TAXES

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP, of which the CEO is the general partner, owns the real estate of thirteen branch offices, two used car lots, and the Company’s principal executive offices. The Company has entered into lease agreements where by rent is paid monthly for use of these locations. In addition, the CEO leases, and then subleases to the Company, another 57 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by the CEO. In the opinion of Management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $519,468 and $476,737 for the three months ended December 25, 2005 and 2004, respectively and are included in operating expense on the accompanying unaudited consolidated statement of income.

The Company receives commissions from sales of motor club memberships from an entity, owned by the CEO and his three children, pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $563,802 and $569,112 for the three months ended December 25, 2005 and 2004, respectively.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the CEO and two other officers of the Company. Tax service agreement income was $-0- and $4,000 for the three months ended December 25, 2005 and 2004, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2005.

NOTE 10 – CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the financial statements.

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $594,526 and $501,480 for the three months ended December 25, 2005 and 2004, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12 – NET INCOME PER COMMON SHARE

Net income per share is computed based upon weighted-average common shares outstanding. The basic weighted-average shares have been restated for stock splits affected in the form of stock dividends for the three months ended December 25, 2005 and 2004. There are no potentially dilutive securities issued or outstanding.

NOTE 13 – SEGMENT FINANCIAL INFORMATION

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended December 25, 2005	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$6,279	$83	$6,362

Gross margin on retail sales	712	1,160	1,872

Segment operating expenses	(6,264)	(1,221)	(7,485)

Segment operating profit	$727	$22	$749

December 25, 2005
In Thousands
Assets
Total segment assets	$67,263	$29,625	$96,888

RECONCILIATION:			12/25/2005
			(Thousands)
Assets:
Total assets for reportable segments			$96,888

Cash and cash equivalents at corporate level			45
Other receivables at corporate level			1,790
Employee receivables at corporate level			5
Property and equipment, net at corporate level			1,394
Deferred income taxes at corporate level			2,063
Other assets at corporate level			1,129

Consolidated Assets			$103,314

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended December 25, 2004	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,822	$115	$5,937

Gross margin on retail sales	848	821	1,669

Segment operating expenses	(6,297)	(1,062)	(7,359)

Segment operating profit (loss)	$373	$(126)	$247

December 25, 2004
In Thousands
Assets
Total segment assets	$56,566	$28,560	$85,126

RECONCILIATION:			12/25/2004
			(Thousands)
Assets:
Total assets for reportable segments			$85,126

Cash and cash equivalents at corporate level			59
Other receivables at corporate level			1,489
Employee receivables at corporate level			11
Property and equipment, net at corporate level			1,429
Deferred income taxes at corporate level			1,819
Other assets at corporate level			656

Consolidated Assets			$90,589

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – DEBT REGISTRATIONS

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

NOTE 15 – VOTING COMMON STOCK SALE

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post-effective amendment to registration statement on Form S-1, filed with the Securities and Exchange Commission on January 5, 2006. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended September 25, 2005.

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

We fund our consumer loan demand through a combination of cash collections from our consumer loans, proceeds raised from the sale of debentures and demand notes and loans from various banks and other financial institutions. Our consumer loan business consists of making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans generally serve individuals with limited access to other sources of consumer credit, such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made typically to people who need money for some unusual or unforeseen expense, for the purpose of paying off an accumulation of small debts or for the purchase of furniture and appliances. The following table sets forth certain information about the components of our finance receivables for the period presented:

Description of Loans and Contracts
	As of, or for, the Three Months Ended December 25,
	2005	2004
Direct Consumer Loans:

Number of Loans Made to New Borrowers	6,182	7,305

Number of Loans Made to Former Borrowers	13,924	14,136

Number of Loans Made to Existing Borrowers	25,613	25,183
Total Number of Loans Made	45,719	46,624
Total Volume of Loans Made	$24,506,115	$21,287,682
Average Size of Loans Made	$536	$457
Number of Loans Outstanding	72,897	69,696
Total of Loans Outstanding*	$51,911,429	$42,682,107
Percent of Loans Outstanding	55.35%	52.22%
Average Balance on Outstanding Loans	$712	$612

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	288	225
Total Volume of Contracts Made	$4,930,148	$3,675,539
Average Size of Contracts Made	$17,119	$16,336
Number of Contracts Outstanding	2,489	2,248
Total of Contracts Outstanding*	$30,966,025	$30,804,348
Percent of Total Loans and Contracts	33.02%	37.69%
Average Balance on Outstanding Contracts	$12,441	$13,703

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	42	28

Number of Loans Made to Former Customers	746	678

Number of Loans Made to Existing Customers	760	521
Total Contracts Made	1,548	1,227
Total Volume of Contracts Made	$4,099,525	$2,955,314
Number of Contracts Outstanding	5,900	4,769
Total of Contracts Outstanding*	$10,908,574	$8,246,296
Percent of Total Loans and Contracts	11.63%	10.09%

Average Balance of Outstanding Contracts	$1,849	$1,729

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,391,788 for the three months ended December 25, 2005 and $3,841,026 for the three months ended December 25, 2004.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	Three Months Ended December 25,
	2005	2004
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$51,911,429	$42,682,107
Motor Vehicle Installment	30,966,025	30,804,348
Consumer Sales Finance	10,908,574	8,246,296
Bankrupt Accounts	5,391,788	3,841,026

Total Gross Outstanding	$99,177,816	$85,573,777

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

	For the Three Months Ended December 25,
	2005	2004
Direct Consumer Loans:
Balance - beginning	$48,840,570	$38,281,888
Loans originated	24,506,115	21,287,682
Collections	(13,705,994)	(11,649,874)
Refinances	(4,545,814)	(3,975,616)
Charge offs	(1,431,743)	(794,133)
Rebates / other adjustments	(1,751,705)	(467,840)

Balance - end	$51,911,429	$42,682,107

Consumer Sales Finance Contracts:
Balance - beginning	$9,661,474	$7,240,653
Loans originated	4,099,525	2,955,314
Collections	(1,091,493)	(820,691)
Refinances	(1,156,315)	(724,216)
Charge offs	(119,158)	(104,197)
Rebates / other adjustments	(485,459)	(300,566)

Balance - end	$10,908,574	$8,246,296

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$29,765,603	$30,557,683
Loans originated	4,930,148	3,675,539
Collections	(3,020,870)	(2,929,814)
Refinances	—	—
Charge offs	(356,900)	(214,615)
Rebates / other adjustments	(351,955)	(284,445)

Balance - end	$30,966,025	$30,804,348

Total Active Accounts:
Balance - beginning	$88,267,647	$76,080,224
Loans originated	33,535,788	27,918,534
Collections	(17,818,357)	(15,400,379)
Refinances	(5,702,129)	(4,699,833)
Charge offs	(1,907,801)	(1,112,945)
Rebates / other adjustments	(2,589,119)	(1,052,851)

Balance - end	$93,786,028	$81,732,751

Total Bankrupt Accounts:
Balance - beginning	$4,921,905	$3,531,667
Charge offs	(211,707)	(76,694)
Adjustments	681,590	386,053

Balance - end	$5,391,788	$3,841,026

Total Gross O/S Receivables	$99,177,816	$85,573,777

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2005	2004
Loans Originated:
Direct consumer loans	$24,506,115	$21,287,682
Consumer sales finance	4,099,525	2,955,314
Motor vehicle installment sales	4,930,148	3,675,538
Total gross loans originated	33,535,788	27,918,534
Non-cash items included in gross loans *	(9,683,362)	(7,267,721)

Loans originated - cash flows	$23,852,426	$20,650,813

Loans Repaid:
Collections
Direct consumer loans	$13,705,994	$11,649,874
Consumer sales finance	1,091,493	820,691
Motor vehicle installment sales	3,020,870	2,929,814

Loans repaid - cash flows	$17,818,357	$15,400,379

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of loans originated but are not advanced in the form of cash to customers) and refinanced loan balances (since there is no cash generated from the repayment of original loans refinanced).

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 13 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2005	2004
Average net finance receivables (1)	$82,254,393	$68,181,208
Average notes payable (2)	$86,555,846	$77,086,433
Interest income	$4,136,558	$3,237,871
Loan fee income	$1,090,955	$1,023,157

Total interest and fee income	$5,227,513	$4,261,028
Interest expense	$1,708,569	$1,534,718

Net interest income before provision for credit losses	$3,518,944	$2,726,310
Average interest rate earned (annualized)	25.4%	25.0%
Average interest rate paid (annualized)	7.9%	8.0%
Net interest rate spread (annualized)	17.5%	17.0%
Net interest margin (annualized) (3)	17.1%	16.0%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 19. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended December 25,
	2005	2004
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$55,013,834	$44,625,141

Charge offs - direct consumer	$1,431,743	$794,133
Charge offs - consumer sales finance	$119,158	$104,197
Charge offs - bankruptcy	$211,707	$76,694

Total gross charge offs	$1,762,608	$975,024
Recoveries (all direct consumer)	$(728,879)	$(661,248)

Charge offs, net	$1,033,729	$313,776
Percent of net charge offs to average receivables	1.9%	0.7%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$27,240,558	$26,173,061

Charge offs, gross	$356,900	$214,615
Recoveries	$—	$—

Charge offs, net	$356,900	$214,615
Percent of net charge offs to average receivables	1.3%	0.8%

Total Receivables:
Average outstanding finance receivables	$82,254,392	$70,798,202

Charge offs, gross	$2,119,508	$1,189,639
Recoveries (all direct consumer)	$(728,879)	$(661,248)

Charge offs, net	$1,390,629	$528,391
Percent of net charge offs to average receivables	1.7%	0.7%

As of December 25, 2005 and September 25, 2005, our allowance for credit losses was $2.8 million and $2.6 million, respectively. The growth in outstanding finance receivables was the primary reason for the increase in our allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended December 25, 2005 and 2004:

	As of December 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$51,911,429	$10,908,574	$30,966,025	$5,391,788	$99,177,816

Loans and Contracts 60 - 90 days past due	$696,344	$154,387	$—	$238,759	$1,089,490
Percentage of Outstanding	1.3%	1.4%	0.0%	4.4%	1.1%

Loans and Contracts greater than 90 days past due	$9,278,169	$2,442,171	$40,012	$2,775,633	$14,535,985
Percentage of Outstanding	17.9%	22.4%	0.1%	51.5%	14.7%

Loans and Contracts greater than 60 days past due	$9,974,513	$2,596,558	$40,012	$3,014,392	$15,625,475
Percentage of Outstanding	19.2%	23.8%	0.1%	55.9%	15.8%

	As of December 25, 2004
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$42,682,107	$8,246,296	$30,804,348	$3,841,026	$85,573,777

Loans and Contracts 60 - 90 days past due	$733,844	$133,131	$50,553	$200,102	$1,117,630
Percentage of Outstanding	1.7%	1.6%	0.2%	5.2%	1.3%

Loans and Contracts greater than 90 days past due	$8,718,747	$2,023,442	$17,572	$2,106,005	$12,865,766
Percentage of Outstanding	20.4%	24.5%	0.1%	54.8%	15.0%

Loans and Contracts greater than 60 days past due	$9,452,591	$2,156,573	$68,125	$2,306,107	$13,983,396
Percentage of Outstanding	22.1%	26.2%	0.2%	60.0%	16.3%

Results of Operations

Comparison of Three Months Ended December 25, 2005 and 2004

Net Revenues

Net revenues were $8.2 million and $7.6 million for the three months ended December 25, 2005 and 2004, respectively. Growth in net revenues generally was the result of the significant increase in gross loan volume over the same period for the prior year (approximately 20%) and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $3.5 million and $2.7 million for three months ended December 25, 2005 and 2004, respectively. The increase was due primarily to the increase in loan volume, as mentioned above. During the first quarter of fiscal year 2006, gross interest income increased $0.9 million to $5.2 million. Interest expense was $1.7 million and $1.5 million for the three month periods ended December 25, 2005 and 2004, respectively. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers, primarily from the sale of debentures by our subsidiary, The Money Tree of Georgia, Inc.

Provision for Credit Losses

Provision for credit losses was $1.6 million and $0.4 million for three months ended December 25, 2005 and 2004, respectively. Finance receivables charged off increased approximately $1.0 million over the previous year, while recoveries of charge offs remained relatively stable. The amounts recovered from non file insurance coverage decreased as a percentage of charge offs, which was due to timing factors. Bankruptcy filings increased dramatically in the early part of the first quarter of fiscal 2006 due to bankruptcy reform legislation that went into effect in October 2005. We believe this change will have a positive impact on the provision for credit losses in future months. The growth in outstanding finance receivables also contributed to necessary increases in the allowance for credit losses and corresponding provisions.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased $0.8 million from $3.0 million to $3.8 million for the three months ended December 25, 2005 and 2004, respectively. This increase is consistent with our overall increase in income and loan volume during the first quarter of fiscal 2006. Other income decreased by $0.1 million from the same period last year. This decrease was primarily due to diminished late fees.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.9 million and $1.7 million for three months ended December 25, 2005 and 2004, respectively. The slight increase in gross margins was a result of stronger sales in the automotive segment, up $0.8 million over the same period last year. Sales in the consumer segment were up slightly to last period’s sales; however, margins were approximately the same.

Operating Expenses

Operating expenses were $7.5 million and $7.4 million for three months ended December 25, 2005 and 2004, respectively. Personnel expenses were up 11% over the same period last year primarily due to increases in discretionary bonuses paid and increases in health benefit related costs. Other operating expenses were down approximately 14% due to decreased level of spending for advertising, postage, and other solicitation costs.

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

Changes in our liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of our net income, including, without limitation, purchases of used automobiles, electronics, furnishings and other consumer goods for resale to our customers. The primary investing activities include consumer loan originations and purchases and collections on such consumer loans. Our financing activities focus almost entirely on the sale of Debentures and Demand Notes.

Cash and cash equivalents decreased from $7.8 million at December 25, 2004 to $7.5 million at December 25, 2005. The $0.3 million decrease was primarily a result of funds used in investing activities by virtue of increased amounts of loans made to our customers of $3.2 million offset by increases in repayments on loans of $2.4 million. During the first quarter of fiscal 2006, the primary sources of cash were proceeds net of redemptions from sales of debentures and demand notes by our subsidiary, The Money Tree of Georgia, Inc., along with increased borrowing on senior debt related to purchases of vehicle inventory. Cash provided by operating activities was down $2.5 million from the same period last year primarily due to an increase in other receivables of $4.1 million offset by an increase of $1.1 million in provision for credit losses.

During 2006, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities.

Debentures and Demand Notes

During the three months ended December 25, 2005, our subsidiary, The Money Tree of Georgia Inc., (1) received gross proceeds of $6.9 million from the sale of debentures, and (2) paid $3.7 million for redemption of debentures and $1.5 million for net redemptions of demand notes. As of December 25, 2005, this subsidiary had $72.1 million of debentures and $11.3 million of demand notes outstanding compared to $68.9 million of debentures and $12.9 million of demand notes outstanding, as of September 25, 2005.

Recent Developments

The Company continues to evaluate the effects of Hurricane Katrina on our operations in the New Orleans area. Our plans to re-open one office in New Orleans are still on hold due to the lack of communications services in that area. Existing offices in the area are servicing our New Orleans customers’ loans. Increases in loan losses have occurred, however, many of these are not attributable to the effects of the hurricane, but are loans that have met the charge off policy criteria. The Company has and will continue to follow its normal policy of charge off of delinquent accounts.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued that may have a future effect on operations. Refer to note 3 to the unaudited consolidated financial statements for a discussion of these pronouncements and their possible effects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates would likely adversely affect our growth and profitability since we will be required to increase the interest rates we pay to holders of Debentures at the end of each interest adjustment period. We would also face pressure to increase interest rates on our demand notes to stay competitive. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. Please see Note 7 in the notes to our unaudited consolidated financial statements for information on our debt, including maturities and interest rates.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ending December 25, 2005, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2005 requiring disclosure under item 103 of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

2/8/06	/s/ Vance R. Martin
Date	Vance R. Martin
Chief Executive Officer (Principal Executive Officer)

2/8/06	/s/ Steven P. Morrison
Date	Steven P. Morrison,
Controller (Principal Financial Officer)