Form 10-Q
period 2006-03-25
Money Tree, Inc.
filed 2006-05-09
CIK 1309126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 333-122531

THE MONEY TREE INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2171386
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

114 South Broad Street
Bainbridge, Georgia 39817
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code (229) 246-6536

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2006
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q
March 25, 2006

TABLE OF CONTENTS

The Money Tree Inc. and Subsidiaries
Consolidated Balance Sheets
PART I   - FINANCIAL INFORMATION
Item 1 - Financial Statements

	March 25, 2006	September 25, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$11,168,561	$9,618,557
Finance receivables, net	79,920,597	77,140,790
Other receivables	900,545	1,099,352
Employee receivables	2,998	5,465
Inventory	2,750,367	2,401,631
Property and equipment, net	4,888,028	4,849,775
Deferred income taxes	1,983,000	1,985,000
Intangible assets	1,406,130	1,410,019
Other assets	1,185,927	1,236,318
Total assets	$104,206,153	$99,746,907

Liabilities and Shareholders' Equity

Liabilities
Accounts payable and other accrued liabilities	$4,030,292	$4,409,495
Accrued interest payable	10,147,825	9,476,662
Senior debt	1,531,752	1,185,546
Senior subordinated debt	900,000	1,000,000
Variable rate subordinated debentures	74,812,292	68,904,753
Demand notes	10,596,785	12,867,207
Junior subordinated debt, related parties	800,000	800,000
Total liabilities	102,818,946	98,643,663

Shareholders' equity
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(290,440)	(574,403)
Total shareholders' equity	1,387,207	1,103,244
Total liabilities and shareholders' equity	$104,206,153	$99,746,907

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest income	$5,064,507	$4,684,788	$10,292,020	$8,945,816
Interest expense	(1,806,107)	(1,552,130)	(3,514,676)	(3,086,848)
Net interest income before provision for credit losses	3,258,400	3,132,658	6,777,344	5,858,968
Provision for credit losses	(1,072,132)	(413,653)	(2,622,976)	(848,041)
Net interest income after provision for credit losses	2,186,268	2,719,005	4,154,368	5,010,927
Insurance commissions	2,548,556	2,343,637	5,796,929	4,728,721
Commissions from motor club memberships from company owned by related parties	412,753	253,687	976,555	822,799
Income tax service agreement income from company owned by related parties	83,034	153,739	83,034	157,739
Other income	570,961	653,149	1,152,925	1,340,280
Net revenue before retail sales	5,801,572	6,123,217	12,163,811	12,060,466

Retail sales	4,602,985	3,332,394	10,017,867	7,643,082
Cost of sales	(2,915,339)	(2,044,274)	(6,458,504)	(4,686,697)
Gross margin on retail sales	1,687,646	1,288,120	3,559,363	2,956,385

Net revenues	7,489,218	7,411,337	15,723,174	15,016,851
Operating expenses
Personnel expense	(4,295,604)	(3,868,642)	(8,480,101)	(7,616,901)
Facilities expense	(969,167)	(868,456)	(1,968,937)	(1,779,369)
General and adminstrative expenses	(876,899)	(904,340)	(1,683,859)	(1,871,628)
Other operating expenses	(1,581,423)	(1,672,119)	(3,075,070)	(3,404,244)
Total operating expenses	(7,723,093)	(7,313,557)	(15,207,967)	(14,672,142)
Net operating income (loss)	(233,875)	97,780	515,207	344,709
Gain (loss) on sale of property and equipment	(9,849)	25,000	(14,963)	25,000
Income (loss) before income tax (expense) benefit	(243,724)	122,780	500,244	369,709
Income tax (expense) benefit	97,471	(12,796)	(216,282)	(82,915)

Net income (loss)	$(146,253)	$109,984	$283,962	$286,794

Net income (loss) per common share, basic and diluted	$(4.95)	$3.72	$9.61	$9.71

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Six months ended March 25 ,	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$283,962	$286,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	2,622,976	848,041
Depreciation	476,796	436,336
Amortization	3,889	4,095
Deferred income taxes	2,000	(404,000)
Loss on sale of property and equipment	14,963	(25,000)
Change in assets and liabilities
Other receivables	198,807	3,094,889
Employee receivables	2,467	7,401
Inventory	(348,736)	(180,883)
Other assets	50,391	(164,358)
Accounts payable and other accrued liabilities	(379,203)	488,044
Accrued interest payable	671,163	752,553

Net cash provided by operating activities	3,599,475	5,143,912

Cash flows from investing activities
Loans originated	(44,556,020)	(40,066,311)
Loans repaid	39,153,237	35,801,443
Purchase of property and equipment	(555,891)	(575,025)
Proceeds from sale of property and equipment	25,880	25,000

Net cash used in investing activities	(5,932,794)	(4,814,893)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	346,206	(728,240)
Senior subordinated debt	(100,000)	(600,000)
Demand notes	(2,270,422)	1,197,003
Proceeds-variable rate subordinated debentures	12,262,086	9,470,209
Payments-variable rate subordinated debentures	(6,354,547)	(5,846,987)

Net cash provided by financing activities	3,883,323	3,491,985

Net change in cash and cash equivalents	1,550,004	3,821,004

Cash and cash equivalents, beginning of period	9,618,557	8,373,114
Cash and cash equivalents, end of period	$11,168,561	$12,194,118

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$2,843,513	$2,334,296
Income taxes	$1,014,674	$296,697

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the three months and six months ended March 25, 2006 and 2005 are not necessarily indicative of the results for the full fiscal year.

In the Company’s year-ended September 25, 2005 financial reporting process, a misstatement was identified that affected the Company’s financial statements for each of the three months ended December 25, 2004, March 25, 2005, and June 25, 2005, which financial statements were included in amendments to the Company’s S-1 registration statements during its registration with the Securities and Exchange Commission. To correct this misstatement, the Company increased net income in its financial statements for the three months ended December 25, 2004, March 25, 2005, and June 25, 2005 by $113,601, $90,097, and $94,015, respectively. The adjusted financial statements for the three months and six months ended March 25, 2005 are included in this Form 10-Q. The adjusted financial statements for the three months ended June 25, 2005 will be included in the respective Form 10-Q when issued.

NOTE 2 - NATURE OF BUSINESS

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

The Company’s loan portfolio consists of sales finance loan receivables and direct consumer loan receivables. Sales finance loan receivables consist principally of retail installment sale contracts collateralized by used automobiles and consumer goods which are initiated by automobile dealerships and consumer good stores, subject to credit approval, in the locations where the Company operates offices. Direct loan receivables are loans originated directly to customers.

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3 (SOP), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP became effective for our Company as of September 26, 2005 and has not had a material impact on results of operations or financial condition.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB Opinion No. 29”), provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of September 26, 2005. There were no significant nonmonetary exchange transactions recorded in the six months ended March 25, 2006. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

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

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 - FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2006	September 25, 2005
	(Unaudited)

Finance receivables, direct consumer	$53,814,000	$53,762,475
Finance receivables, consumer sales finance	11,209,447	9,661,474
Finance receivables, auto sales finance	31,820,506	29,765,603
Total gross finance receivables	96,843,953	93,189,552
Unearned insurance commissions	(3,571,744)	(3,741,947)
Unearned finance charges	(11,740,935)	(10,715,230)
Accrued interest receivable	1,170,086	1,180,436
Unearned discounts	(9,923)	(140,207)
Finance receivables, before allowance for credit losses	82,691,437	79,772,604
Allowance for credit losses	(2,770,840)	(2,631,814)
Finance receivables, net	$79,920,597	$77,140,790

An analysis of the allowance for credit losses is as follows:

	As of and for the	As of and for the
	six months ended	year ended
	March 25, 2006	September 25, 2005
	(Unaudited)

Beginning balance	$2,631,814	$2,055,402

Provisions for credit losses	2,622,976	2,767,868

Charge-offs	(2,557,544)	(2,300,592)

Recoveries	78,352	104,404

Other	(4,758)	4,732

Ending balance	$2,770,840	$2,631,814

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 - INVENTORY

Inventory consisted of the following:

	March 25, 2006	September 25, 2005
	(Unaudited)

Used automobiles	$2,293,066	$1,900,894
Home furnishings and electronics	457,301	500,737
Total inventory	$2,750,367	$2,401,631

NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2006	September 25, 2005
	(Unaudited)

Accounts payable	$219,787	$182,994
Insurance payable, loan related	699,136	751,317
Accrued payroll	579,345	578,370
Accrued payroll taxes	52,445	44,560
Money orders	956,589	823,585
Sales tax payable	1,250,036	1,118,648
Other liabilities	272,954	910,021
Total accounts payable and other accrued liabilities	$4,030,292	$4,409,495

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 - DEBT

Debt consisted of the following:

	March 25, 2006	September 25, 2005
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2006 to 2019. The carrying value of the collateral at March 25, 2006 and September 25, 2005 were $3,715,487 and $2,960,186, respectively.	$1,531,752	$1,185,546

Total senior debt	1,531,752	1,185,546

Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime (4.5% and 4.5% at March 25, 2006 and September 25, 2005, respectively) plus 1% (8% floor, 12% ceiling), interest payable quarterly, principal due August 5, 2007.	900,000	1,000,000

Total senior subordinated debt	900,000	1,000,000

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 - DEBT (continued)

	March 25, 2006	September 25, 2005
	(Unaudited)
Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2009.	69,233,574	68,904,753

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	5,578,718	-

Total subordinated debentures	74,812,292	68,904,753

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	3,957,337	12,867,207

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	6,639,448	-

Total demand notes	10,596,785	12,867,207

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%, due November 20, 2006.	300,000	300,000

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	500,000	500,000

Total junior subordinated debt, related parties	800,000	800,000

Total debt	$88,640,829	$84,757,506

 Effective December 25, 2005, the Company terminated the sale of debentures and demand notes through its subsidiary, The Money Tree of Georgia Inc. and commenced the sale of debentures and demand notes from the Parent company (see Note 14). Since many investors make periodic deposits to the demand notes, some chose to redeem the demand notes from The Money Tree of Georgia Inc. and establish demand notes from The Money Tree Inc. to avoid having multiple accounts.

NOTE 8 - INCOME TAXES

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

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP, of which the CEO is the general partner, owns the real estate of thirteen branch offices, two used car lots, and the Company’s principal executive offices. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, the CEO leases, and then subleases to the Company, another 57 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by the CEO. In the opinion of Management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,121,446 and $866,684 for the six months and $601,978 and $389,947 for the three months ended March 25, 2006 and 2005, respectively and are included in operating expense on the Accompanying Unaudited Consolidated Statement of Income.

The Company receives commissions from sales of motor club memberships from an entity, owned by the CEO and his three children (including the Company President), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $976,555 and $822,799 for the six months and $412,753 and 253,687 for the three months ended March 25, 2006 and 2005, respectively.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the CEO and two other officers of the Company. Tax service agreement income was $83,034 and $157,739 for the six months and $83,034 and $153,739 for the three months ended March 25, 2006 and 2005, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2005.

NOTE 10 - CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the financial statements.

NOTE 11 - DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,172,611 and $980,723 for the six months and $578,085 and $479,243 for the three months ended March 25, 2006 and 2005, respectively.

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed based upon weighted-average common shares outstanding. The basic weighted-average shares have been restated for stock splits affected in the form of stock dividends for the three and six months ended March 25, 2006 and 2005. There are no potentially dilutive securities issued or outstanding.

NOTE 13 - SEGMENT FINANCIAL INFORMATION

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

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six months ended	Consumer Finance	Automotive Finance	Total
March 25, 2006	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$11,876	$288	$12,164

Gross margin on retail sales	1,361	2,198	3,559

Segment operating expenses	(12,785)	(2,423)	(15,208)
Segment operating profit	$452	$63	$515

March 25, 2006
In Thousands
Assets
Total segment assets	$65,157	$30,443	$95,600

RECONCILIATION:			3/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$95,600

Cash and cash equivalents at corporate level			3,272
Other receivables at corporate level			901
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,461
Deferred income taxes at corporate level			1,983
Other assets at corporate level			986
Consolidated Assets			$104,206

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six months ended	Consumer Finance	Automotive Finance	Total
March 25, 2005	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$11,757	$303	$12,060

Gross margin on retail sales	1,479	1,477	2,956

Segment operating expenses	(12,600)	(2,072)	(14,672)
Segment operating profit	$636	$(292)	$344

March 25, 2006
In Thousands
Assets
Total segment assets	$59,766	$28,142	$87,908

RECONCILIATION:			3/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$87,908

Cash and cash equivalents at corporate level			87
Other receivables at corporate level			1,809
Employee receivables at corporate level			311
Property and equipment, net at corporate level			1,370
Deferred income taxes at corporate level			1,664
Other assets at corporate level			934
Consolidated Assets			$93,783

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three months ended	Consumer Finance	Automotive Finance	Total
March 25, 2006	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$5,597	$205	$5,802

Gross margin on retail sales	649	1,038	1,687

Segment operating expenses	(6,521)	(1,202)	(7,723)
Segment operating profit (loss)	$(275)	$41	$(234)

March 25, 2006
In Thousands
Assets
Total segment assets	$65,157	$30,443	$95,600

RECONCILIATION:			3/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$95,600

Cash and cash equivalents at corporate level			3,272
Other receivables at corporate level			901
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,461
Deferred income taxes at corporate level			1,983
Other assets at corporate level			986
Consolidated Assets			$104,206

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three months ended	Consumer Finance	Automotive Finance	Total
March 25, 2005	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$5,935	$188	$6,123

Gross margin on retail sales	631	657	1,288

Segment operating expenses	(6,303)	(1,010)	(7,313)
Segment operating profit (loss)	$263	$(165)	$98

March 25, 2005
In Thousands
Assets
Total segment assets	$59,766	$28,142	$87,908

RECONCILIATION:			3/25/2005
			(Thousands)
Assets:
Total assets for reportable segments			$87,908

Cash and cash equivalents at corporate level			87
Other receivables at corporate level			1,809
Employee receivables at corporate level			11
Property and equipment, net at corporate level			1,370
Deferred income taxes at corporate level			1,664
Other assets at corporate level			934
Consolidated Assets			$93,783

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14 - DEBT REGISTRATIONS

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

NOTE 15 - VOTING COMMON STOCK SALE

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

NOTE 16 - SUBSEQUENT EVENTS

Prepayment of Note to Affiliate

On April 11, 2006, The Money Tree of Louisiana, Inc., a wholly-owned subsidiary, repaid in full the outstanding principal balance plus all accrued but unpaid interest to date ($301,118) on a promissory note to Vance R. Martin, CEO and founder of The Money Tree Inc., issued in connection with the acquisition of 16 finance offices in the State of Louisiana. The note, dated December 19, 2003, was made in the original principal amount of $300,000 and required monthly interest only payments until the maturity date of November 20, 2006. The note allowed for prepayment in whole or in part prior to maturity on any interest paying date. This note was repaid on the same date as the April monthly interest payment was made to Mr. Martin. In accordance with the terms of the note, Mr. Martin waived any right to receive written advance notice of prepayment. There were no prepayment penalties associated with the prepayment of this note.

Management

Effective April 15, 2006, Vance R. Martin resigned as Chief Executive Officer and sole director of The Money Tree Inc. and its affiliates for health reasons. In light of Vance R. Martin being the founder of the company and his many years of loyal service to the company, Mr. Martin was appointed as Chairman of the Board of Directors Emeritus. He will be allowed to sit in on Board meetings but will not have an official vote on any matter.

The Money Tree Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 - SUBSEQUENT EVENTS (continued)

Effective April 16, 2006, W. Derek Martin was appointed sole director of The Money Tree Inc. and its various subsidiaries. Derek Martin will continue as President and will assume responsibility for all of the day-to-day operations. Derek Martin has been employed by the company since 1993 in which he has held several executive positions, including Vice President of Administration from 1997 until he was appointed President in December 2005. Derek Martin is the son of Vance R. Martin, founder of The Money Tree Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post-effective amendment to registration statement on Form S-1 filed with the Securities and Exchange Commission on January 5, 2006. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

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

We fund our consumer loan demand through a combination of cash collections from our consumer loans, proceeds raised from the sale of debentures and demand notes and loans from various banks and other financial institutions. Our consumer loan business consists of making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans generally serve individuals with limited access to other sources of consumer credit, such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made typically to people who need money for some unusual or unforeseen expense, for the purpose of paying off an accumulation of small debts or for the purchase of furniture and appliances. The following table sets forth certain information about the components of our finance receivables for the periods presented:

Description of Loans and Contracts
	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2006	2005	2006	2005
Direct Consumer Loans:
Number of Loans Made to New Borrowers	4,076	4,758	10,258	12,063
Number of Loans Made to Former Borrowers	12,419	12,617	26,343	26,753
Number of Loans Made to Existing Borrowers	22,169	22,605	47,782	47,788
Total Number of Loans Made	38,664	39,980	84,383	86,604
Total Volume of Loans Made	$19,556,446	$19,421,609	$44,062,561	$40,709,291
Average Size of Loans Made	$506	$486	$522	$470
Number of Loans Outstanding	67,245	63,901	67,245	63,901
Total of Loans Outstanding*	$48,673,419	$40,859,321	$48,673,419	$40,859,321
Percent of Loans Outstanding	53.08%	51.54%	53.08%	51.54%
Average Balance on Outstanding Loans	$724	$639	$724	$639
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	261	189	551	414
Total Volume of Contracts Made	$4,717,200	$2,953,588	$9,647,348	$6,629,127
Average Size of Contracts Made	$18,074	$15,627	$17,509	$16,012
Number of Contracts Outstanding	2,602	2,283	2,602	2,283
Total of Contracts Outstanding*	$31,820,506	$29,667,215	$31,820,506	$29,667,215
Percent of Total Loans and Contracts	34.70%	37.42%	34.70%	37.42%
Average Balance on Outstanding Contracts	$12,229	$12,995	$12,229	$12,995

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	32	68	74	96
Number of Loans Made to Former Customers	506	1,061	1,252	1,739
Number of Loans Made to Existing Customers	466	345	1,226	866
Total Contracts Made	1,004	1,474	2,552	2,701
Total Volume of Contracts Made	$2,601,362	$2,258,355	$6,700,887	$5,213,669
Number of Contracts Outstanding	6,120	6,305	6,120	6,305
Total of Contracts Outstanding*	$11,209,447	$8,755,672	$11,209,447	$8,755,672
Percent of Total Loans and Contracts	12.22%	11.04%	12.22%	11.04%
Average Balance of Outstanding Contracts	$1,832	$1,389	$1,832	$1,389

* Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,140,581 as of March 25, 2006 and $4,211,150 as of March 25, 2005.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of March 25,
	2006	2005
Total Loans and Contracts
Outstanding (gross):

Direct Consumer Loans	$48,673,419	$40,859,321
Motor Vehicle Installment	31,820,506	29,667,215
Consumer Sales Finance	11,209,447	8,755,672
Bankrupt Accounts	5,140,581	4,211,150

Total Gross Outstanding	$96,843,953	$83,493,358

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2006	2005	2006	2005
Direct Consumer Loans:
Balance - beginning	$51,911,429	$42,682,107	$48,840,570	$38,281,888
Loans originated	19,556,446	19,421,609	44,062,561	40,709,291
Collections	(16,721,488)	(16,117,862)	(30,427,482)	(27,767,736)
Refinances	(3,576,824)	(3,346,179)	(8,122,638)	(7,321,796)
Charge offs	(1,159,094)	(597,254)	(2,590,837)	(1,391,387)
Rebates / other adjustments	(1,337,050)	(1,183,100)	(3,088,755)	(1,650,939)
Balance - end	$48,673,419	$40,859,321	$48,673,419	$40,859,321
Consumer Sales Finance Contracts:
Balance - beginning	$10,908,574	$8,246,296	$9,661,474	$7,240,653
Loans originated	2,601,362	2,258,355	6,700,887	5,213,669
Collections	(1,307,848)	(994,537)	(2,399,341)	(1,815,228)
Refinances	(644,976)	(479,546)	(1,801,291)	(1,203,762)
Charge offs	(70,168)	(53,099)	(189,327)	(157,296)
Rebates / other adjustments	(277,497)	(221,797)	(762,955)	(522,364)
Balance - end	$11,209,447	$8,755,672	$11,209,447	$8,755,672
Motor Vehicle Installment Sales Contracts:
Balance - beginning	$30,966,025	$30,804,348	$29,765,603	$30,557,683
Loans originated	4,717,200	2,953,588	9,647,348	6,629,127
Collections	(3,305,544)	(3,288,665)	(6,326,414)	(6,218,479)
Refinances	-	-	-	-
Charge offs	(241,904)	(472,775)	(598,804)	(687,390)
Rebates / other adjustments	(315,271)	(329,281)	(667,227)	(613,726)
Balance - end	$31,820,506	$29,667,215	$31,820,506	$29,667,215
Total Active Accounts:
Balance - beginning	$93,786,028	$81,732,751	$88,267,647	$76,080,224
Loans originated	26,875,008	24,633,552	60,410,796	52,552,087
Collections	(21,334,880)	(20,401,064)	(39,153,237)	(35,801,443)
Refinances	(4,221,800)	(3,825,725)	(9,923,929)	(8,525,558)
Charge offs	(1,471,166)	(1,123,128)	(3,378,968)	(2,236,073)
Rebates / other adjustments	(1,929,818)	(1,734,178)	(4,518,937)	(2,787,029)
Balance - end	$91,703,372	$79,282,208	$91,703,372	$79,282,208
Total Bankrupt Accounts:
Balance - beginning	$5,391,788	$3,841,026	$4,921,905	$3,531,667
Charge offs	(268,760)	(92,960)	(480,466)	(169,654)
Adjustments	17,553	463,084	699,142	849,137
Balance - end	$5,140,581	$4,211,150	$5,140,581	$4,211,150
Total Gross O/S Receivables	$96,843,953	$83,493,358	$96,843,953	$83,493,358

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2006	2005
Loans Originated:
Direct consumer loans	$44,062,561	$40,709,291
Consumer sales finance	6,700,887	5,213,669
Motor vehicle installment sales	9,647,348	6,629,127
Total gross loans originated	60,410,796	52,552,087
Non-cash items included in gross loans *	(15,854,776)	(12,485,776)
Loans originated - cash flows	$44,556,020	$40,066,311

Loans Repaid:
Collections
Direct consumer loans	$30,427,482	$27,767,736
Consumer sales finance	2,399,341	1,815,228
Motor vehicle installment sales	6,326,414	6,218,479
Loans repaid - cash flows	$39,153,237	$35,801,443

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2006	2005	2006	2005

Average net finance receivables (1)	$83,338,160	$71,826,101	$82,796,276	$71,312,151
Average notes payable (2)	$88,398,870	$79,629,488	$87,477,358	$78,357,960

Interest income	$4,208,780	$3,716,823	$8,345,338	$6,954,694
Loan fee income	$855,727	$967,965	$1,946,682	$1,991,122
Total interest and fee income	$5,064,507	$4,684,788	$10,292,020	$8,945,816
Interest expense	$1,806,107	$1,552,130	$3,514,676	$3,086,848

Net interest income before provision for credit losses	$3,258,400	$3,132,658	$6,777,344	$5,858,968
Average interest rate earned (annualized)	24.3%	26.1%	24.9%	25.1%
Average interest rate paid (annualized)	8.2%	7.8%	8.0%	7.9%
Net interest rate spread (annualized)	16.1%	18.3%	16.8%	17.2%
Net interest margin (annualized) (3)	15.6%	17.4%	16.4%	16.4%

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 23. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2006	2005	2006	2005
Direct Consumer Loans and Consumer
Sales Finance Contracts:

Average net finance receivables	$55,323,582	$46,057,022	$55,168,708	$45,341,081

Charge offs - direct consumer	$1,159,094	$597,254	$2,590,837	$1,391,387
Charge offs - consumer sales finance	$70,168	$53,099	$189,327	$157,296
Charge offs - bankruptcy	$268,760	$92,960	$480,466	$169,654
Total gross charge offs	$1,498,022	$743,313	$3,260,630	$1,718,337
Recoveries (all direct consumer)	$(651,362)	$(668,866)	$(1,380,241)	$(1,329,787)
Charge offs, net	$846,660	$74,447	$1,880,389	$388,550
Percent of net charge offs to average receivables	1.5%	0.2%	3.4%	0.9%

Motor Vehicle Installment Sales Contracts:

Average outstanding finance receivables	$28,014,578	$25,769,079	$27,627,568	$25,971,070

Charge offs, gross	$241,904	$472,775	$598,804	$687,390
Recoveries	$-	$-	$-	$-
Charge offs, net	$241,904	$472,775	$598,804	$687,390
Percent of net charge offs to average receivables	0.9%	1.8%	2.2%	2.6%

Total Receivables:

Average outstanding finance receivables	$83,338,160	$71,826,101	$82,796,276	$71,312,151

Charge offs, gross	$1,739,926	$1,216,088	$3,859,434	$2,405,727
Recoveries (all direct consumer)	$(651,362)	$(668,866)	$(1,380,241)	$(1,329,787)
Charge offs, net	$1,088,564	$547,222	$2,479,193	$1,075,940
Percent of net charge offs to average receivables	1.3%	0.8%	3.0%	1.5%

As of March 25, 2006 and September 25, 2005, our allowance for credit losses was $2.8 million and $2.6 million, respectively. The growth in outstanding finance receivables was the primary reason for the increase in our allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended March 25, 2006 and 2005:

	As of March 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$48,673,419	$11,209,447	$31,820,506	$5,140,581	$96,843,953
Loans and Contracts 60 - 90 days past due	$574,626	$121,298	$-	$238,884	$934,808
Percentage of Outstanding	1.2%	1.1%	0.0%	4.6%	1.0%
Loans and Contracts greater than 90 days past due	$9,366,171	$2,589,943	$20,317	$2,800,757	$14,777,188
Percentage of Outstanding	19.2%	23.1%	0.1%	54.5%	15.3%
Loans and Contracts greater than 60 days past due	$9,940,797	$2,711,241	$20,317	$3,039,641	$15,711,996
Percentage of Outstanding	20.4%	24.2%	0.1%	59.1%	16.2%

	As of March 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$40,859,321	$8,755,672	$29,667,215	$4,211,150	$83,493,358

Loans and Contracts 60 - 90 days past due	$558,708	$98,920	$-	$185,985	$843,613
Percentage of Outstanding	1.4%	1.1%	0.0%	4.4%	1.0%

Loans and Contracts greater than
90 days past due	$9,079,394	$2,162,440	$-	$2,367,505	$13,609,339
Percentage of Outstanding	22.2%	24.7%	0.0%	56.2%	16.3%

Loans and Contracts greater than
60 days past due	$9,638,102	$2,261,360	$-	$2,553,490	$14,452,952
Percentage of Outstanding	23.6%	25.8%	0.0%	60.6%	17.3%

Results of Operations

Comparison of Six Months Ended March 25, 2006 and 2005

Net Revenues

Net revenues were $15.7 million and $15.0 million for the six months ended March 25, 2006 and 2005, respectively. Growth in net revenues generally was the result of the increase in loans originated and increased margin on retail sales over the same period for the prior year and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $6.8 million and $5.9 million for six months ended March 25, 2006 and 2005, respectively. The increase was due primarily to the increase in loans originated over the same period last year (approximately 15%). During the first six months of fiscal year 2006, gross interest income increased $1.4 million over the same period last year to $10.3 million. Interest expense was $3.5 million and $3.1 million for the six month periods ended March 25, 2006 and 2005, respectively. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $2.6 million and $0.8 million for six months ended March 25, 2006 and 2005, respectively. Finance receivables charged off increased approximately $1.4 million over the previous year, while recoveries of charge offs increased slightly. Early in the second fiscal quarter of 2006, a team of collection specialists was deployed to Louisiana to assess the collectability of loans in the areas affected by Hurricane Katrina, specifically the New Orleans area. Many of our customers were displaced or lost employment in the wake of this disaster and this assessment resulted in a significant number of accounts being charged off (approximately $0.5 million). An anticipated significant decrease was seen in bankruptcy filings in the second quarter. New filings totaled $0.7 million for second quarter compared with over $1.5 million in new filings in the first quarter. Although these totals are not significantly less than the same period last year, we expect this downward trend to have a positive effect in the future on provisions for credit losses.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased $1.3 million, to $6.8 million from $5.5 million for the six months ended March 25, 2006 and 2005, respectively. This increase is consistent with our overall increase in income and loan volume during the first six months of fiscal 2006. Other income decreased by $0.3 million from the same period last year. This decrease was primarily due to diminished late fees and tax service agreement income.

Gross Margin on Retail Sales

Gross margins on retail sales were $3.6 million and $3.0 million for six months ended March 25, 2006 and 2005, respectively. Gross margins in the automotive segment were up $0.7 million as a result of stronger sales (up $1.7 million over last year) due in part to the opening of our fourth car lot in May 2005. Sales in the consumer segment were up slightly to last period’s sales; however, margins were down $0.1 million to last year’s results.

Operating Expenses

Operating expenses were $15.2 million and $14.7 million for six months ended March 25, 2006 and 2005, respectively. Personnel expenses were up 11% over the same period last year primarily due to increases in health benefit related cost increases and in discretionary bonuses paid. Other operating expenses were down approximately 10% due to decreased level of spending for advertising, postage, and other solicitation costs.

Comparison of Three Months Ended March 25, 2006 and 2005

Net Revenues

Net revenues were $7.5 million and $7.4 million for the three months ended March 25, 2006 and 2005, respectively. Although increases in gross loan volume over the same period for the prior year (approximately 10%) as well as the corresponding increases in interest, fees and related charges earned on customers’ loans and the sale of various ancillary products to such customers, net revenues only increased slightly due to increases in provisions for credit losses.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $3.3 million and $3.1 million for three months ended March 25, 2006 and 2005, respectively. The increase was due primarily to the increase in loan volume, as mentioned above. During the second quarter of fiscal year 2006, gross interest income increased $0.4 million to $5.1 million over the same period last year. Interest expense was $1.8 million and $1.6 million for the three month periods ended March 25, 2006 and 2005, respectively. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $1.1 million and $0.4 million for three months ended March 25, 2006 and 2005, respectively. Finance receivables charged off increased approximately $0.5 million over the previous year, while recoveries of charge offs remained relatively stable. As mentioned above, charge offs of customer loans in the New Orleans and surrounding areas were approximately $0.5 million in the second quarter of 2006. Bankruptcy reform legislation enacted in October 2005 resulted in a decrease in bankruptcy filings of over $0.4 million from the previous year. We expect this downward trend to have a positive effect on future provisions for credit losses.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased $0.4 million to $3.0 million from $2.6 million for the three months ended March 25, 2006 and 2005, respectively. This increase is consistent with our overall increase in income and loan volume during the second quarter of fiscal 2006. Other income decreased by $0.2 million from the same period last year. This decrease was primarily due to diminished late fees and tax service agreement income.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.7 million and $1.3 million for three months ended March 25, 2006 and 2005, respectively. The increase in gross margins was a result of stronger sales in the automotive segment, up $1.2 million over the same period last year. Sales and margins in the consumer segment were approximately the same as the three-month period last year.

Operating Expenses

Operating expenses were $7.7 million and $7.3 million for three months ended March 25, 2006 and 2005, respectively. Personnel expenses were up 11% over the same period last year primarily due to increases in salaries, discretionary bonuses, and increases in health benefit related costs. Other components of operating expenses were approximately the same at the three-month period last year.

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

Cash and cash equivalents decreased to $11.2 million at March 25, 2006 from $12.2 million at March 25, 2005. During the six months ended March 25, 2006, cash and cash equivalents increased by $1.6 million. The primary sources of cash were proceeds, net of redemptions, from sales of debentures and demand notes ($3.6 million) by us and our subsidiary, The Money Tree of Georgia Inc., along with increased borrowing on senior debt related to purchases of vehicle inventory. Our primary use of funds was increased amounts of loans made to our customers exceeding the repayments on loans by $5.4 million. Cash provided by operating activities generated positive cash flow of $3.6 million primarily due to net income and non-cash adjustments to net income.

During 2006, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of debentures and demand notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities.

Debentures and Demand Notes

During the six months ended March 25, 2006, us and our subsidiary, The Money Tree of Georgia Inc., (1) received gross proceeds of $12.3 million from the sale of debentures, and (2) paid $6.4 million for redemption of debentures and $2.3 million for net redemptions of demand notes. As of March 25, 2006, we and this subsidiary had $74.8 million of debentures and $10.6 million of demand notes outstanding compared to $68.9 million of debentures and $12.9 million of demand notes outstanding, as of September 25, 2005.

Hurricane Katrina Update

The Company has abandoned its plan to re-open one office in New Orleans due to the lack of communication and other services still not available in that area affected by the hurricane. A team of collection specialists was deployed to Louisiana in January 2006 to assess the collectability of loans in the area. Many of our customers were displaced or lost employment in the wake of this disaster and this assessment resulted in a significant number of accounts being charged off (approximately $0.5 million). Remaining customer loans for this office have been consolidated into existing offices in the area.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal excutive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ending March 25, 2006, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2006 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

                In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended September 25, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officers pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer, President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

Date: May 9, 2006	/s/ Vance R. Martin
Vance R. Martin
Chief Executive Officer (Principal Executive Officer)
(through April 15, 2006)

Date: May 9, 2006	/s/ W. Derek Martin
W. Derek Martin
President

Date: May 9, 2006	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)