Form 10-Q
period 2006-06-25
Money Tree, Inc.
filed 2006-08-09
CIK 1309126

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐ Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2006
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q
June 25, 2006

TABLE OF CONTENTS

The Money Tree Inc. and Subsidiaries
Consolidated Balance Sheets

PART I   - FINANCIAL INFORMATION
Item 1 - Financial Statements

	June 25, 2006	September 25, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$10,451,329	$9,618,557
Finance receivables, net	80,040,874	77,140,790
Other receivables	1,007,370	1,099,352
Employee receivables	2,764	5,465
Inventory	2,412,624	2,401,631
Property and equipment, net	4,746,606	4,849,775
Deferred income taxes	1,923,000	1,985,000
Intangible assets	1,404,701	1,410,019
Other assets	1,416,150	1,236,318
Total assets	$103,405,418	$99,746,907

Liabilities and Shareholders' Equity

Liabilities
Accounts payable and other accrued liabilities	$3,421,314	$4,409,495
Accrued interest payable	10,834,079	9,476,662
Senior debt	626,057	1,185,546
Senior subordinated debt	750,000	1,000,000
Variable rate subordinated debentures	77,217,472	68,904,753
Demand notes	8,681,881	12,867,207
Junior subordinated debt, related parties	440,000	800,000
Total liabilities	101,970,803	98,643,663

Shareholders' equity
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(243,032)	(574,403)
Total shareholders' equity	1,434,615	1,103,244
Total liabilities and shareholders' equity	$103,405,418	$99,746,907

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest income	$4,696,523	$5,119,944	$14,988,543	$14,065,760
Interest expense	(1,909,518)	(1,599,700)	(5,424,194)	(4,686,549)
Net interest income before provision for credit losses	2,787,005	3,520,244	9,564,349	9,379,211
Provision for credit losses	(707,543)	(666,690)	(3,330,519)	(1,514,731)
Net interest income after provision for credit losses	2,079,462	2,853,554	6,233,830	7,864,480
Insurance commissions	2,766,762	2,771,752	8,563,691	7,500,474
Commissions from motor club memberships from company owned by related parties	504,006	430,276	1,480,561	1,253,074
Income tax service agreement income from company owned by related parties	-	4,000	83,034	161,739
Other income	545,772	544,969	1,698,697	1,885,249
Net revenue before retail sales	5,896,002	6,604,551	18,059,813	18,665,016

Retail sales	4,024,054	3,559,271	14,041,922	11,202,353
Cost of sales	(2,658,475)	(2,219,192)	(9,116,980)	(6,905,888)
Gross margin on retail sales	1,365,579	1,340,079	4,924,942	4,296,465

Net revenues	7,261,581	7,944,630	22,984,755	22,961,481
Operating expenses
Personnel expense	(4,008,844)	(3,859,559)	(12,488,945)	(11,476,460)
Facilities expense	(911,394)	(908,735)	(2,880,332)	(2,688,104)
General and adminstrative expenses	(762,323)	(894,209)	(2,446,182)	(2,765,837)
Other operating expenses	(1,472,799)	(1,716,594)	(4,547,869)	(5,120,838)
Total operating expenses	(7,155,360)	(7,379,097)	(22,363,328)	(22,051,239)
Net operating income	106,221	565,533	621,427	910,242
Gain (loss) on sale of property and equipment	(13,687)	9,583	(28,649)	34,583

Income before income tax expense	92,534	575,116	592,778	944,825
Income tax expense	(45,125)	(200,938)	(261,407)	(283,853)

Net income	$47,409	$374,178	$331,371	$660,972

Net income per common share, basic and diluted	$1.60	$12.66	$11.22	$22.37

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

Nine months ended June 25,	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$331,371	$660,972
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	3,330,519	1,514,731
Depreciation	715,179	666,641
Amortization	5,318	6,143
Deferred income taxes	62,000	(582,000)
Loss on sale of property and equipment	28,649	(34,583)
Change in assets and liabilities
Other receivables	91,982	2,476,069
Employee receivables	2,701	10,435
Inventory	(10,993)	(858,729)
Other assets	(179,832)	(439,809)
Accounts payable and other accrued liabilities	(988,181)	1,077,870
Accrued interest payable	1,357,417	1,290,365

Net cash provided by operating activities	4,746,130	5,788,105

Cash flows from investing activities
Loans originated	(63,836,708)	(61,576,765)
Loans repaid	57,606,105	52,459,032
Purchase of property and equipment	(767,264)	(1,023,143)
Proceeds from sale of property and equipment	126,605	55,730

Net cash used in investing activities	(6,871,262)	(10,085,146)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(559,489)	(756,503)
Senior subordinated debt	(250,000)	(700,000)
Junior subordinated debt, related parties	(360,000)	-
Demand notes	(4,185,326)	695,703
Proceeds-variable rate subordinated debentures	17,069,535	13,293,672
Payments-variable rate subordinated debentures	(8,756,816)	(7,996,399)
Net cash provided by financing activities	2,957,904	4,536,473

Net change in cash and cash equivalents	832,772	239,432

Cash and cash equivalents, beginning of period	9,618,557	8,373,114
Cash and cash equivalents, end of period	$10,451,329	$8,612,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$4,066,777	$3,396,184
Income taxes	$1,228,332	$356,560

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the three months and nine months ended June 25, 2006 and 2005 are not necessarily indicative of the results for the full fiscal year.

In the Company’s year-ended September 25, 2005 financial reporting process, a misstatement was identified that affected the Company’s financial statements for each of the three months ended December 25, 2004, March 25, 2005, and June 25, 2005, which financial statements were included in amendments to the Company’s S-1 registration statements during its registration with the Securities and Exchange Commission. To correct this misstatement, the Company increased net income in its financial statements for the three months ended December 25, 2004, March 25, 2005, and June 25, 2005 by $113,601, $90,097, and $94,015, respectively. The adjusted financial statements for the three months and nine months ended June 25, 2005 are included in this Form 10-Q.

NOTE 2 - NATURE OF BUSINESS

The Company’s business consists of: the operation of finance company offices in 103 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in the State of Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of prepaid phone service and automobile club memberships.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB Opinion No. 29”), provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of September 26, 2005. There were no significant nonmonetary exchange transactions recorded in the nine months ended June 25, 2006. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 - FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2006	September 25, 2005
	(Unaudited)

Finance receivables, direct consumer	$53,348,597	$53,762,475
Finance receivables, consumer sales finance	11,636,843	9,661,474
Finance receivables, auto sales finance	31,491,728	29,765,603
Total gross finance receivables	96,477,168	93,189,552
Unearned insurance commissions	(3,430,368)	(3,741,947)
Unearned finance charges	(11,363,387)	(10,715,230)
Accrued interest receivable	1,130,400	1,180,436
Unearned discounts	(9,475)	(140,207)
Finance receivables, before allowance for credit losses	82,804,338	79,772,604
Allowance for credit losses	(2,763,464)	(2,631,814)
Finance receivables, net	$80,040,874	$77,140,790

An analysis of the allowance for credit losses is as follows:
	As of and for the	As of and for the	As of and for the
	nine months ended	year ended	nine months ended
	June 25, 2006	September 25, 2005	June 25, 2005
	(Unaudited)		(Unaudited)

Beginning balance	$2,631,814	$2,055,402	$2,055,402

Provisions for credit losses	3,330,519	2,767,868	1,514,731

Charge-offs	(3,315,487)	(2,300,592)	(1,361,553)

Recoveries	115,471	104,404	69,602

Other	1,147	4,732	(17,071)

Ending balance	$2,763,464	$2,631,814	$2,261,111

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - INVENTORY

Inventory consisted of the following:

	June 25, 2006	September 25, 2005
	(Unaudited)

Used automobiles	$1,915,065	$1,900,894
Home furnishings and electronics	497,559	500,737
Total inventory	$2,412,624	$2,401,631

NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2006	September 25, 2005
	(Unaudited)

Accounts payable	$148,072	$182,994
Insurance payable, loan related	616,753	751,317
Accrued payroll	521,356	578,370
Accrued payroll taxes	40,650	44,560
Money orders	683,158	823,585
Sales tax payable	1,257,131	1,118,648
Other liabilities	154,194	910,021
Total accounts payable and other accrued liabilities	$3,421,314	$4,409,495

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 - DEBT

Debt consisted of the following:

	June 25, 2006	September 25, 2005
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2006 to 2019. The carrying values of the collateral at June 25, 2006 and September 25, 2005 were $2,762,813 and $2,960,186, respectively.	$626,057	$1,185,546

Total senior debt	626,057	1,185,546

Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime (8.0% and 4.5% at June 25, 2006 and September 25, 2005, respectively) plus 1% (8% floor, 12% ceiling), interest payable quarterly, principal due August 5, 2007.	750,000	1,000,000

Total senior subordinated debt	750,000	1,000,000

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 - DEBT (continued)

	June 25, 2006	September 25, 2005
	(Unaudited)
Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2009.	67,017,025	68,904,753

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	10,200,447	-
Total subordinated debentures	77,217,472	68,904,753
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	2,813,343	12,867,207

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	5,868,538	-
Total demand notes	8,681,881	12,867,207
Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%. The balance was paid in April 2006.	-	300,000

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	440,000	500,000

Total junior subordinated debt, related parties	440,000	800,000

Total debt	$87,715,410	$84,757,506

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP, of which the Company’s founder and former CEO is a limited partner and the Company’s President is the President of the entity which is the managing general partner, owns the real estate of thirteen branch offices, two used car lots, and the Company’s principal executive offices. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, of which the Company’s President is the President of the company which ultimately controls Martin Sublease LLC, leases, and then subleases to the Company, another 55 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of Management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,676,160 and $1,566,019 for the nine months and $562,814 and $546,885 for the three months ended June 25, 2006 and 2005, respectively and are included in operating expense on the Accompanying Unaudited Consolidated Statement of Income.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s founder and former CEO and his three children (including the Company President), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $1,480,561 and $1,253,074 for the nine months and $504,006 and $430,276 for the three months ended June 25, 2006 and 2005, respectively.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the Company’s founder and former CEO and two other officers of the Company. Tax service agreement income was $83,034 and $161,739 for the nine months and $-0- and $4,000 for the three months ended June 25, 2006 and 2005, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2005.

NOTE 10- CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the financial statements.

NOTE 11 - DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,597,280 and $1,438,439 for the nine months and $424,669 and $457,716 for the three months ended June 25, 2006 and 2005, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 - NET INCOME PER COMMON SHARE

Net income per share is computed based upon weighted-average common shares outstanding. The basic weighted-average shares have been restated for stock splits affected in the form of stock dividends for the three and nine months ended June 25, 2006 and 2005. There are no potentially dilutive securities issued or outstanding.

NOTE 13 - SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales, and Automotive Finance and Sales.

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

Automotive finance and sales segment

This segment is comprised of three used automobile sales locations and offers financing in conjunction with these sales. These locations target similar customers in the Bainbridge, GA, Columbus, GA and Dublin, GA markets and surrounding areas who generally cannot qualify for traditional financing. The sales and the financing organizations are aggregated in the segment. A general manager is responsible for sales and finance administration at each of the locations and reports to an operational manager and ultimately to the chief operating decision maker.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine months ended	Consumer Finance	Automotive Finance	Total
June 25, 2006	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$17,859	$201	$18,060

Gross margin on retail sales	1,933	2,992	4,925

Segment operating expenses	(18,914)	(3,450)	(22,364)
Segment operating profit (loss)	$878	$(257)	$621

June 25, 2006
In Thousands
Assets
Total segment assets	$64,788	$29,335	$94,123

RECONCILIATION:			6/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$94,123

Cash and cash equivalents at corporate level			3,580
Other receivables at corporate level			1,007
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,353
Deferred income taxes at corporate level			1,923
Other assets at corporate level			1,416
Consolidated Assets			$103,405

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine months ended	Consumer Finance	Automotive Finance	Total
June 25, 2005	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$17,865	$800	$18,665

Gross margin on retail sales	2,167	2,129	4,296

Segment operating expenses	(19,053)	(2,998)	(22,051)
Segment operating profit (loss)	$979	$(69)	$910

June 25, 2005
In Thousands
Assets
Total segment assets	$60,545	$28,856	$89,401

RECONCILIATION:			6/25/2005
			(Thousands)
Assets:
Total assets for reportable segments			$89,401

Cash and cash equivalents at corporate level			68
Other receivables at corporate level			2,428
Employee receivables at corporate level			8
Property and equipment, net at corporate level			1,374
Deferred income taxes at corporate level			1,842
Other assets at corporate level			1,209
Consolidated Assets			$96,330

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three months ended	Consumer Finance	Automotive Finance	Total
June 25, 2006	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$5,983	$(87)	$5,896

Gross margin on retail sales	572	794	1,366

Segment operating expenses	(6,129)	(1,027)	(7,156)
Segment operating profit (loss)	$426	$(320)	$106

June 25, 2006
In Thousands
Assets
Total segment assets	$64,788	$29,335	$94,123

RECONCILIATION:			6/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$94,123

Cash and cash equivalents at corporate level			3,580
Other receivables at corporate level			1,007
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,353
Deferred income taxes at corporate level			1,923
Other assets at corporate level			1,416
Consolidated Assets			$103,405

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three months ended	Consumer Finance	Automotive Finance	Total
June 25, 2005	& Sales Division	& Sales Division	Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$6,108	$497	$6,605

Gross margin on retail sales	688	652	1,340

Segment operating expenses	(6,453)	(926)	(7,379)
Segment operating profit	$343	$223	$566

June 25, 2005
In Thousands
Assets
Total segment assets	$60,545	$28,856	$89,401

RECONCILIATION:			6/25/2005
			(Thousands)
Assets:
Total assets for reportable segments			$89,401

Cash and cash equivalents at corporate level			68
Other receivables at corporate level			2,428
Employee receivables at corporate level			8
Property and equipment, net at corporate level			1,374
Deferred income taxes at corporate level			1,842
Other assets at corporate level			1,209
Consolidated Assets			$96,330

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 15 - VOTING COMMON STOCK SALE

On December 30, 2005, Vance R. Martin, founder and former Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, President of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. Vance R. Martin retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

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

Overview

We make consumer finance loans and provide other financial products and services through our branch offices in Georgia, Alabama, Louisiana and Florida. We sell retail merchandise, principally furniture, appliances and electronics, at certain of our branch office locations and operate three used automobile dealerships in the State of Georgia. We also offer insurance products, prepaid phone services and automobile club memberships to our loan customers.

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

Description of Loans and Contracts
	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2006	2005	2006	2005
Direct Consumer Loans:
Number of Loans Made to New Borrowers	5,830	6,988	16,088	19,051
Number of Loans Made to Former Borrowers	13,940	11,811	40,283	38,564
Number of Loans Made to Existing Borrowers	24,061	25,197	71,843	72,985
Total Number of Loans Made	43,831	43,996	128,214	130,600
Total Volume of Loans Made	$19,384,729	$24,205,397	$63,447,290	$64,914,687
Average Size of Loans Made	$442	$550	$495	$497
Number of Loans Outstanding	70,785	70,019	70,785	70,019
Total of Loans Outstanding*	$48,117,617	$46,103,780	$48,117,617	$46,103,780
Percent of Loans Outstanding	52.73%	54.45%	52.73%	54.45%

Average Balance on Outstanding Loans	$680	$658	$680	$658
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	204	188	755	602
Total Volume of Contracts Made	$3,911,406	$3,097,441	$13,558,754	$9,726,568
Average Size of Contracts Made	$19,174	$16,476	$17,959	$16,157
Number of Contracts Outstanding	2,615	2,322	2,615	2,322
Total of Contracts Outstanding*	$31,491,728	$29,155,062	$31,491,728	$29,155,062
Percent of Total Loans and Contracts	34.51%	34.43%	34.51%	34.43%
Average Balance on Outstanding Contracts	$12,043	$12,556	$12,043	$12,556

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	25	104	99	200
Number of Loans Made to Former Customers	522	1,053	1,774	2,792
Number of Loans Made to Existing Customers	549	853	1,775	1,719
Total Contracts Made	1,096	2,010	3,648	4,711
Total Volume of Contracts Made	$295,308	$3,123,049	$9,657,198	$8,336,718
Number of Contracts Outstanding	6,298	5,334	6,298	5,334
Total of Contracts Outstanding*	$11,636,843	$9,410,055	$11,636,843	$9,410,055
Percent of Total Loans and Contracts	12.76%	11.12%	12.76%	11.12%
Average Balance of Outstanding Contracts	$1,848	$1,764	$1,848	$1,764

* Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,230,980 as of June 25, 2006 and $4,498,016 as of June 25, 2005.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of June 25,
	2006	2005
Total Loans and Contracts
Outstanding (gross):

Direct Consumer Loans	$48,117,617	$46,103,780
Motor Vehicle Installment	31,491,728	29,155,062
Consumer Sales Finance	11,636,843	9,410,055
Bankrupt Accounts	5,230,980	4,498,016

Total Gross Outstanding	$96,477,168	$89,166,913

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2006	2005	2006	2005
Direct Consumer Loans:
Balance - beginning	$48,673,419	$40,859,321	$48,840,570	$38,281,888
Loans originated	19,384,729	24,205,397	63,447,290	64,914,687
Collections	(13,476,988)	(12,582,246)	(43,904,469)	(40,349,982)
Refinances	(4,156,597)	(4,374,910)	(12,279,235)	(11,696,705)
Charge offs	(968,977)	(614,282)	(3,559,814)	(2,005,669)
Rebates / other adjustments	(1,337,969)	(1,389,500)	(4,426,725)	(3,040,439)
Balance - end	$48,117,617	$46,103,780	$48,117,617	$46,103,780
Consumer Sales Finance Contracts:
Balance - beginning	$11,209,447	$8,755,672	$9,661,474	$7,240,653
Loans originated	2,956,308	3,123,049	9,657,196	8,336,718
Collections	(1,290,927)	(1,040,051)	(3,690,269)	(2,855,278)
Refinances	(771,826)	(879,205)	(2,573,118)	(2,082,967)
Charge offs	(104,305)	(175,475)	(293,632)	(332,772)
Rebates / other adjustments	(361,854)	(373,935)	(1,124,808)	(896,299)
Balance - end	$11,636,843	$9,410,055	$11,636,843	$9,410,055
Motor Vehicle Installment Sales Contracts:
Balance - beginning	$31,820,506	$29,667,215	$29,765,603	$30,557,683
Loans originated	3,911,406	3,097,441	13,558,754	9,726,568
Collections	(3,684,953)	(3,035,293)	(10,011,367)	(9,253,772)
Refinances	-	-	-	-
Charge offs	(254,371)	(319,975)	(853,175)	(1,007,365)
Rebates / other adjustments	(300,860)	(254,326)	(968,087)	(868,052)
Balance - end	$31,491,728	$29,155,062	$31,491,728	$29,155,062
Total Active Accounts:
Balance - beginning	$91,703,372	$79,282,208	$88,267,647	$76,080,224
Loans originated	26,252,443	30,425,887	86,663,240	82,977,973
Collections	(18,452,868)	(16,657,590)	(57,606,105)	(52,459,032)
Refinances	(4,928,423)	(5,254,115)	(14,852,353)	(13,779,672)
Charge offs	(1,327,653)	(1,109,732)	(4,706,621)	(3,345,806)
Rebates / other adjustments	(2,000,683)	(2,017,761)	(6,519,620)	(4,804,790)
Balance - end	$91,246,188	$84,668,897	$91,246,188	$84,668,897
Total Bankrupt Accounts:
Balance - beginning	$5,140,581	$4,211,150	$4,921,905	$3,531,667
Charge offs	(135,133)	(75,209)	(615,600)	(244,863)
Adjustments	225,532	362,075	924,675	1,211,212
Balance - end	$5,230,980	$4,498,016	$5,230,980	$4,498,016
Total Gross O/S Receivables	$96,477,168	$89,166,913	$96,477,168	$89,166,913

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2006	2005
Loans Originated:
Direct consumer loans	$63,447,290	$64,914,687
Consumer sales finance	9,657,196	8,336,718
Motor vehicle installment sales	13,558,754	9,726,568
Total gross loans originated	86,663,240	82,977,973
Non-cash items included in gross loans *	(22,826,532)	(21,401,208)
Loans originated - cash flows	$63,836,708	$61,576,765

Loans Repaid:
Collections
Direct consumer loans	$43,904,469	$40,349,982
Consumer sales finance	3,690,269	2,855,278
Motor vehicle installment sales	10,011,367	9,253,772
Loans repaid - cash flows	$57,606,105	$52,459,032

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2006	2005	2006	2005

Average net finance receivables (1)	$83,213,456	$73,544,077	$83,935,336	$72,056,127
Average notes payable (2)	$87,274,939	$81,015,741	$87,409,885	$79,243,887

Interest income	$3,655,409	$3,948,600	$12,000,747	$10,903,294
Loan fee income	$1,041,114	$1,171,344	$2,987,796	$3,162,466
Total interest and fee income	$4,696,523	$5,119,944	$14,988,543	$14,065,760
Interest expense	$1,909,518	$1,599,700	$5,424,194	$4,686,549

Net interest income before provision for credit losses	$2,787,005	$3,520,244	$9,564,349	$9,379,211
Average interest rate earned (annualized)	22.6%	27.8%	23.8%	26.0%
Average interest rate paid (annualized)	8.8%	7.9%	8.3%	7.9%
Net interest rate spread (annualized)	13.8%	19.9%	15.5%	18.1%
Net interest margin (annualized) (3)	13.4%	19.1%	15.2%	17.4%

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

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained primarily to account for loans that are delinquent. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on historical ratios of charge-offs to average notes receivable.

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 22. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2006	2005	2006	2005
Direct Consumer Loans and Consumer
Sales Finance Contracts:

Average net finance receivables	$55,481,899	$46,406,445	$55,273,105	$50,813,650

Charge offs - direct consumer	$968,976	$614,282	$3,559,812	$2,005,669
Charge offs - consumer sales finance	$104,306	$175,475	$293,633	$332,772
Charge offs - bankruptcy	$135,133	$75,209	$615,600	$244,863
Total gross charge offs	$1,208,415	$864,966	$4,469,045	$2,583,304
Recoveries (all direct consumer)	$(741,963)	$(968,605)	$(2,122,204)	$(2,298,718)
Charge offs, net	$466,452	$(103,639)	$2,346,841	$284,586
Percent of net charge offs to average receivables	0.8%	-0.2%	4.2%	0.6%

Motor Vehicle Installment Sales
Contracts:

Average outstanding finance receivables	$27,731,453	$24,919,180	$27,662,196	$28,483,671

Charge offs, gross	$254,370	$319,975	$853,175	$1,007,365
Recoveries	$-	$-	$-	$-
Charge offs, net	$254,370	$319,975	$853,175	$1,007,365
Percent of net charge offs to average receivables	0.9%	1.3%	3.1%	3.5%

Total Receivables:

Average outstanding finance receivables	$83,213,352	$71,325,625	$82,935,301	$79,297,321

Charge offs, gross	$1,462,785	$1,184,941	$5,322,220	$3,590,669
Recoveries (all direct consumer)	$(741,963)	$(968,605)	$(2,122,204)	$(2,298,718)
Charge offs, net	$720,822	$216,336	$3,200,016	$1,291,951
Percent of net charge offs to average receivables	0.9%	0.3%	3.9%	1.6%

As of June 25, 2006 and September 25, 2005, our allowance for credit losses was $2.8 million and $2.6 million, respectively. The growth in outstanding finance receivables was the primary reason for the increase in our allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended June 25, 2006 and 2005:

	As of June 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$48,117,617	$11,636,843	$31,491,728	$5,230,980	$96,477,168
Loans and Contracts 60 - 90 days
past due	$808,087	$180,531	$29,546	$150,581	$1,168,745
Percentage of Outstanding	1.7%	1.6%	0.1%	2.9%	1.2%
Loans and Contracts greater than
90 days past due	$9,477,754	$2,779,212	$7,243	$2,701,146	$14,965,355
Percentage of Outstanding	19.7%	23.9%	0.0%	51.6%	15.5%
Loans and Contracts greater than
60 days past due	$10,285,841	$2,959,743	$36,789	$2,851,727	$16,134,100
Percentage of Outstanding	21.4%	25.4%	0.1%	54.5%	16.7%

	As of June 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$46,103,780	$9,410,055	$29,155,062	$4,498,016	$89,166,913
Loans and Contracts 60 - 90 days
past due	$582,628	$119,606	$48,344	$132,699	$883,277
Percentage of Outstanding	1.3%	1.3%	0.2%	3.0%	1.0%
Loans and Contracts greater than
90 days past due	$8,616,677	$2,128,314	$-	$2,535,514	$13,280,505
Percentage of Outstanding	18.7%	22.6%	0.0%	56.4%	14.9%
Loans and Contracts greater than
60 days past due	$9,199,305	$2,247,920	$48,344	$2,668,213	$14,163,782
Percentage of Outstanding	20.0%	23.9%	0.2%	59.3%	15.9%

Results of Operations

Comparison of Nine Months Ended June 25, 2006 and 2005

Net Revenues

Net revenues were $23.0 million and $23.0 million for the nine months ended June 25, 2006 and 2005, respectively. Net revenues were approximately the same as a result of the decreased loan volume during the third fiscal quarter of 2006. We experienced a slowing of growth in our outstanding finance receivables during our third fiscal quarter of 2006 due to our plan of limiting the size of loans originated in order to conserve cash reserves. This has impacted the interest, fees and other charges earned on customer’s loans. Retail sales and margins continue to exceed prior year levels, primarily resulting from increased sales and margins from the opening of our fourth car lot in May 2005. At the end of June 2006, we decided to close one of our two car lots in Bainbridge due to poor sales and operating losses.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $9.6 million and $9.4 million for nine months ended June 25, 2006 and 2005, respectively. The increase was due primarily to the increase in loans originated over the same period last year (approximately 4%). During the first nine months of fiscal year 2006, gross interest income increased $0.9 million over the same period last year to $15.0 million. Interest expense was $5.4 million and $4.7 million for the nine-month periods ended June 25, 2006 and 2005, respectively. The increase in interest expense was due to the additional outstanding debt, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $3.3 million and $1.5 million for the nine months ended June 25, 2006 and 2005, respectively. Gross finance receivables charged off increased approximately $1.7 million over the previous year, while gross recoveries of charge offs decreased slightly. This increase is primarily a result of accounts charged off during the second quarter of 2006 related to our customers impacted by Hurricane Katrina plus additional provisions required to reserve our allowance for credit losses due to the increase in outstanding finance receivables. Bankruptcy reform legislation enacted in October 2005 is having a positive effect on our loan portfolio. After an increase of approximately $0.3 million in the first quarter of fiscal year 2006 over 2005, bankruptcy filings for the nine months of fiscal 2006 are $0.2 million less than the same period last year. We expect this downward trend to have a positive effect in the future on provisions for credit losses.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased $1.3 million, to $10.1 million from $8.8 million for the nine months ended June 25, 2006 and 2005, respectively. This increase is consistent with our overall increase in income and loan volume during the first nine months of fiscal 2006. Other income decreased by $0.3 million from the same period last year. This decrease was primarily due to diminished late fees and tax service agreement income.

Gross Margin on Retail Sales

Gross margins on retail sales were $4.9 million and $4.3 million for the nine months ended June 25, 2006 and 2005, respectively. Gross margins in the automotive segment were up $0.9 million as a result of stronger sales (up $2.5 million over last year) due in part to the opening of our fourth car lot in May 2005. In June 2006, we closed one of our four car lots due to poor sales and operating losses. This will likely have a negative effect on future sales; however, we expect a positive effect on operating results since the overhead expense of this lot’s operation will be eliminated. In the consumer segment, sales increased slightly, however, margins were down $0.3 million to the same period last year.

Operating Expenses

Operating expenses were $22.4 million and $22.1 million for the nine months ended June 25, 2006 and 2005, respectively. Personnel expenses were up 9% over the same period last year primarily due to increases in salaries, health benefit related costs increases and in discretionary bonuses paid. Other operating expenses were down approximately 7% due to decreased level of spending for advertising, postage, and other solicitation costs as well as legal and accounting fees and costs.

Comparison of Three Months Ended June 25, 2006 and 2005

Net Revenues

Net revenues were $7.3 million and $7.9 million for the three months ended June 25, 2006 and 2005, respectively. Gross loan volume decreased from the same period for the prior year by approximately $4.1 million primarily as a result of our plan of limiting the size of loans originated. Although the number of loans made decreased only slightly, this impacted the corresponding interest, fees and related charges earned on customers’ loans.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $2.8 million and $3.5 million for the three months ended June 25, 2006 and 2005, respectively. The decrease was due primarily to the decrease in loan volume, as mentioned above. During the third quarter of fiscal year 2006, gross interest income was $4.7 million, a decrease of $0.4 million from the same period last year. Interest expense was $1.9 million and $1.6 million for the three-month periods ended June 25, 2006 and 2005, respectively. The increase in interest expense was due to the additional outstanding debt, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $0.7 million and $0.7 million for the three months ended June 25, 2006 and 2005, respectively. Finance receivables charged off, net of recoveries, increased approximately $0.3 million over the previous year.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased $0.1 million to $3.3 million from $3.2 million for the three months ended June 25, 2006 and 2005, respectively. Other income was approximately the same from the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.4 million and $1.3 million for the three months ended June 25, 2006 and 2005, respectively. The increase in gross margins was a result of slightly higher sales in the automotive segment, up $0.4 million over the same period last year. Sales in the consumer segment were approximately the same while gross margins fell $0.1 million from the same three-month period last year.

Operating Expenses

Operating expenses were $7.2 million and $7.4 million for the three months ended June 25, 2006 and 2005, respectively. Although personnel expenses were up 4% over the same period last year primarily due to increases in salaries and health benefit related costs, other components of operating expenses decreased approximately $0.4 million from the three-month period last year. Legal and accounting costs and fees, as well as supply expense, postage and solicitation expenses were down from the same period last year.

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

Cash and cash equivalents increased to $10.5 million at June 25, 2006 from $8.6 million at June 25, 2005. During the nine months ended June 25, 2006, cash and cash equivalents increased by $0.8 million. The primary sources of cash were proceeds, net of redemptions, from sales of debentures and demand notes ($4.1 million) by us and our subsidiary, The Money Tree of Georgia, Inc., reduced by repayments on senior debt, senior subordinated debt and debt to related parties of approximately $1.1 million. Cash provided by operating activities generated positive cash flow of $4.7 million, primarily from net income and non-cash adjustments to net income. The primary use of funds was increased amounts of loans made to our customers exceeding the repayments on loans by $6.2 million.

During 2006, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities.

Debentures and Demand Notes
During the nine months ended June 25, 2006, we and our subsidiary, The Money Tree of Georgia Inc., (1) received gross proceeds of $17.1 million from the sale of debentures, and (2) paid $8.8 million for redemption of debentures and $4.2 million for net redemptions of demand notes. As of June 25, 2006, we and this subsidiary had $77.2 million of debentures and $8.7 million of demand notes outstanding compared to $68.9 million of debentures and $12.9 million of demand notes outstanding, as of September 25, 2005.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ending June 25, 2006, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended June 25, 2006 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officers pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certifications of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

8/9/06	/s/ W. Derek Martin
Date	W. Derek Martin
President (Principal Executive Officer)

8/9/06	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)