Form 10-K/A
period 2005-09-25
Money Tree, Inc.
filed 2007-01-17
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-122531

THE MONEY TREE INC

(Exact name of registrant as specified in its charter)

Georgia	58-2171386
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 South Broad Street Bainbridge, Georgia	39817
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any attachment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2006
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct the previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of September 25, 2005 and 2004, and for each of the three years in the period ended September 25, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2006, for errors in previously reported amounts related to net finance receivables, deferred income taxes, other assets, accounts payable and other accrued liabilities, shareholders’ equity, interest income, income tax expense, and net income. Additionally, as a result of these matters, we are amending our evaluation of internal controls over financial reporting in Item 9A.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on January 5, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 – Business;

•	Part II - Item 6 – Selected Financial Data;

•	Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II - Item 8 – Financial Statements and Supplementary Data;

•	Part II - Item 9A – Controls and Procedures; and

•	Part IV - Item 15 – Exhibits and Financial Statement Schedules.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for periods affected by the restatement. For this reason, the consolidated financial statements and related financial information for the affected periods contained in any other prior reports should no longer be relied upon. In addition, this Form 10-K/A includes current certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, and 32.1.

The Company concluded on December 8, 2006, to restate our audited consolidated financial results as of September 25, 2005 and 2004 and for the three years ended September 25, 2005, 2004 and 2003. The Restatement reflects the following adjustments:

1.	Certain components of amounts contained in the Company’s net finance receivables were understated due to an omission of certain loans from the computation of unearned interest. The result was an overstatement of net finance receivables and interest income due to this omission for the periods noted above.

2.	As a result of the above omission we have restated our income tax expense or benefit and the related income tax asset or liability and have reassessed the realizability of our net deferred income tax assets and, as a result, increased our valuation allowance recorded against such net deferred income tax assets.

The impact of the adjustments related to the Restatement for the years ended September 25, 2005, 2004 and 2003 are summarized below:

	Net Income (Loss)			Accumulated Deficit, September 25, 2002
	Year ended September 25,
	2005	2004	2003
As Previously Reported	$698,515	$69,343	$517,352	$(181,966)

Adjustments:
Interest income	(390,593)	(803,118)	(1,286,840)	—
Income tax (expense) benefit	125,226	302,947	479,209	(3,042,647)

Total Adjustments	(265,367)	(500,171)	(807,631)	(3,042,647)

As Restated	$433,148	$(430,828)	$(290,279)	$(3,224,613)

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on December 14, 2006.

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

We operate our business through the following wholly-owned subsidiaries: The Money Tree of Georgia Inc.; Money to Lend of Louisiana, Inc.; The Money Tree of Florida Inc.; Small Loans, Inc.; and Home Furniture Mart Inc. Below is a map showing our branch office locations:

Locations of The Money Tree Inc.

ALABAMA

12	Abbeville
4	Alexander City
17	Bay Minette
15	Brewton
3	Clanton
13	Dothan 1
14	Dothan 2
16	Evergreen
10	Greenville
1	Huntsville
18	Mobile
9	Monroeville
7	Montgomery
6	Opelika
5	Roanoke
2	Sylacauga
8	Thomasville
11	Troy

FLORIDA

1	Tallahassee
2	Quincy
3	Marianna

GEORGIA

35	Albany
36	Americus
34	Ashburn
13	Athens
22	Augusta 1
23	Augusta 2
24	Augusta 3
38	Bainbridge 1
39	Bainbridge 2
40	Bainbridge-Best Buy
41	Bainbridge-Buyer's Choice
4	Blue Ridge
30	Brunswick 1
31	Brunswick 2
12	Buford
56	Cairo
5	Calhoun
9	Canton
20	Carrollton
8	Cartersville
52	Cedartown
3	Chatsworth
44	Columbus 1
45	Columbus 2
49	Columbus-Best Buy
16	Conyers
15	Covington
2	Dalton
10	Dawsonville
37	Donalsonville
33	Douglas
19	Douglasville
53	Dublin
54	Dublin-Best Buy
51	Forest Park
36	Fort Oglethorpe
11	Gainesville
28	Garden City
48	Gray
57	LaGrange
58	Lavonia
25	Louisville
47	Macon
17	McDonough
18	Morrow
43	Moultrie
21	Newnan
27	Rincon
7	Rome
29	Savannah
32	St. Mary's
26	Statesboro
42	Thomasville
6	Toccoa
14	Valdosta
46	Warner Robins
50	West Point
55	Winder

LOUISIANA

9	Alexandria 1
10	Alexandria 2
22	Baker
21	Baton Rouge
3	Bossier City
14	Bunkie
12	DeRidder
16	Eunice
23	Hammond
24	Houma
18	Lafayette
17	Lake Charles
28	LaPlace
8	Mansfield
27	Marrero
25	Metairie
4	Minden
6	Monroe
19	New Iberia
26	New Orleans
13	Oakdale
15	Opelousas
11	Pineville
20	Plaquemine
5	Ruston
1	Shreveport 1
2	Shreveport 2
7	West Monroe

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

Below is a chart detailing the relationships of our subsidiaries and other related entities:

THE MONEY TREE INC.
(PARENT COMPANY)
A Georgia corporation established 4/27/95
SMALL LOANS, INC.
A Georgia corporation established 5/26/95
Registered in Alabama as Foreign corporation
Name changed from The Money Tree of Alabama Inc. 2/28/98
THE MONEY TREE OF LOUISIANA, INC.
A Louisiana corporation established 11/13/95
THE MONEY TREE OF FLORIDA INC.
A Georgia corporation established 4/22/98
Registered in Florida as Foreign corporation
HOME FURNITURE MART INC.
A Georgia corporation established 3/3/94
Registered as Foreign corporation in AL, LA & FL
THE MONEY TREE OF GEORGIA INC.
A Georgia corporation established 11/16/87. Corporate name changed from The Money Tree Inc. when the Parent company was established.
MONEY TO LEND, INC.
A Georgia corporation established 7/21/95
Became a subsidiary of The Money Tree of Georgia 9/30/98
BUYER'S CHOICE MOTOR COMPANY
A Georgia corporation established 5/3/01
BUYER'S CHOICE FINANCE COMPANY
A Georgia corporation established 8/24/01
BEST BUY AUTOS OF BAINBRIDGE INC.
A Georgia corporation established 5/7/96
Name changed from Best Deal Autos Inc. 4/28/98
Became a Subsidiary of The Money Tree of Georgia 1/1/2002
THE MONEY TREE/VANMART, INC.
An Alabama corporation established 9/30/94

The following entities are affiliated with us, but are not direct subsidiaries of any of the above-described entities:

INTERSTATE MOTOR CLUB, INC.
A Georgia corporation established 5/23/90
Registered as Foreign corporation in LA & FL
S Corp owned by Vance R. Martin and others
CASH CHECK INC. OF GA.
A Georgia corporation established 1/14/94
Registered as Foreign corporation in AL, FL & LA
S Corp owned by Vance R. Martin and others

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

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes otherwise known as bad debt reserves) is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2005 and 2004, the charge offs, net of recoveries were $2.2 million and $2.6 million, respectively. These amounts represent 3.1% and 4.2% of the respective year’s net average outstanding receivables. Management has found that this methodology has provided an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. At September 25, 2005, management segmented the allowance for credit losses. In the consumer segment, we have established an allowance of 2.5% of the net outstanding finance receivables. The net charge offs as a percent of the average net outstanding receivables in fiscal year 2005 was 1.9%. In the automotive segment, a 5.0% allowance was established based on net charge offs to average outstanding receivables of 5.6%. Management routinely evaluates the inherent risks and change in the composition of our loan portfolio based on its extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. Based on these factors, management has increased the allowance by an additional 0.6% in the consumer segment and decreased the allowance by 0.6% in the automotive segment to the aforementioned benchmark percentages. The balance of the allowance for credit losses at September 25, 2005 and 2004 was $2.6 million and $2.1 million, respectively.

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

Our operations are conducted in the States of Georgia, Florida, Alabama and Louisiana, including areas susceptible to hurricanes or tropical storms. See our locations map on page 3 of this report showing that there are several branch office locations in or near coastal towns. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Gulf Coast of Louisiana and Alabama causing substantial damage to residences and businesses in these areas, including our three branch office locations in New Orleans. In September 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas resulting in temporary closure of our Lake Charles, Louisiana branch office location. We cannot predict whether or to what extent damage caused by Hurricanes Katrina and Rita or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of Hurricanes Katrina and Rita or future hurricanes.

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

Our Chief Executive Officer, Vance R. Martin and our President, W. Derek Martin, control all of the outstanding shares of our voting capital stock. In addition, we do not have any independent directors on our board. Accordingly, the Martin Family will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the Debentures and Demand Notes. In addition, there are no contractual or regulatory limits on the amounts we can pay to the Martin Family or other affiliates.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6. Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2005 and 2004, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2005, 2004 and 2003, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2003, 2002 and 2001, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2002 and 2001, have been derived from financial statements that are not audited and are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Interest income	$18,843	$17,052	$12,714	$10,640	$8,004
Interest expense	(6,355)	(5,848)	(4,919)	(3,973)	(3,237)

Net interest income before provision for credit losses	12,488	11,204	7,795	6,667	4,767
Provision for credit losses	(2,768)	(2,923)	(1,983)	(1,060)	215

Net interest income after provision for credit losses	9,720	8,281	5,812	5,607	4,982
Insurance commissions	10,490	6,477	6,177	4,893	4,652
Commissions from motor club memberships(1)	1,475	1,995	1,612	2,460	2,007
Income tax service income(2)	162	400	452	529	572
Other income	2,473	2,134	1,531	1,605	886

Net revenues before retail sales	24,320	19,287	15,584	15,094	13,099
Retail sales	15,061	14,360	19,940	14,992	3,711
Cost of sales	(9,358)	(9,401)	(14,207)	(10,942)	(1,888)

Gross margin on retail sales	5,703	4,959	5,733	4,050	1,823
Net revenues	30,023	24,246	21,317	19,144	14,922
Operating expenses	(29,205)	(24,854)	(21,728)	(18,990)	(15,352)

Net operating income (loss)	818	(608)	(411)	154	(430)
Loss on sale of property and equipment	(81)	(31)	(20)	(17)	(7)

Income (loss) before income tax benefit (expense)	737	(639)	(431)	137	(437)
Income tax benefit (expense)	(304)	208	141	(49)	(117)

Net income (loss)	$433	$(431)	$(290)	$88	$(554)

Ratio of earnings to fixed charges(3)	1.10	(4)	(4)	1.03	(4)

Cash and cash equivalents	$9,619	$8,373	$8,749	$6,085	$5,084
Finance receivables(5)	77,292	65,066	58,123	41,096	28,048
Allowance for credit losses	(2,632)	(2,056)	(1,705)	(1,195)	(742)

Finance receivables, net	74,660	63,010	56,418	39,901	27,306
Other receivables	1,099	4,904	2,074	2,142	2,643
Inventory	2,402	2,293	3,009	2,957	491
Property and equipment, net	4,850	4,657	3,272	3,346	2,434
Total assets	96,005	86,091	75,471	56,001	39,642
Senior debt	1,186	2,062	888	6,232	9,963
Senior subordinated debt	1,000	700	3,900	2,400	2,400
Subordinated debt, related parties	800	800	271	346	565
Debentures(6)	68,905	61,582	52,701	36,820	23,563
Demand notes(6)	12,867	11,702	10,277	6,192	593
Shareholders’ deficit	$(1,835)	$(2,268)	$(1,837)	$(1,547)	$(1,634)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
(3)	The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.
(4)	Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $436,540 for the year ended September 25, 2001, $430,913 for the year ended September 25, 2003, and $638,918 for the year ended September 25, 2004.
(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued by our subsidiary, The Money Tree of Georgia Inc.

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

Description of Loans and Contracts	As of, or for, the Year Ended September 25,
	2005	2004	2003
Direct Consumer Loans:
Number of Loans Made to New Borrowers	26,183	18,601	14,245
Number of Loans Made to Former Borrowers	52,785	46,109	41,442
Number of Loans Made to Existing Borrowers	100,439	84,987	74,647
Total Number of Loans Made	179,407	149,697	130,334
Total Volume of Loans Made	$89,520,904	$68,593,531	$64,417,672
Average Size of Loans Made	$499	$458	$494
Number of Loans Outstanding	71,070	57,986	52,757
Total of Loans Outstanding*	$48,840,570	$38,281,888	$33,215,821
Percent of Loans Outstanding	55.3%	50.3%	48.6%
Average Balance on Outstanding Loans	$687	$660	$630
Number of Contracts Purchased	—	15,014	1,200
Total Volume of Contracts Purchased	—	$5,428,391	$491,049
Average Size of Contracts Purchased	—	$362	$409

Description of Loans and Contracts	As of, or for, the Year Ended September 25,
	2005	2004	2003
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	851	892	1,084
Total Volume of Contracts Made	$14,155,640	$17,043,881	$21,667,826
Average Size of Contracts Made	$16,634	$19,107	$19,989
Number of Contracts Outstanding	2,385	2,160	1,855
Total of Contracts Outstanding*	$29,765,603	$30,557,683	$28,820,071
Percent of Total Loans and Contracts	33.7%	40.2%	42.2%
Average Balance on Outstanding Contracts	$12,480	$14,147	$15,536
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	352	419	542
Number of Loans Made to Former Customers	3,641	3,471	3,613
Number of Loans Made to Existing Customers	2,291	2,643	3,499
Total Contracts Made	6,284	6,533	7,654
Total Volume of Contracts Made	$10,904,159	$7,063,894	$8,124,364
Number of Contracts Outstanding	5,468	5,551	5,737
Total of Contracts Outstanding*	$9,661,474	$7,240,653	$6,260,905
Percent of Total Loans and Contracts	11.0%	9.5%	9.2%
Average Balance of Outstanding Contracts	$1,767	$1,304	$1,091
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $4,921,905 for the year ended September 25, 2005; $3,531,667 for the year ended September 25, 2004; and $3,710,099 for the year ended September 25, 2003.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	September 25, 2005	September 25, 2004	September 25, 2003
Total Loans and Contracts Outstanding (gross):

Direct Consumer Loans	$48,840,570	$38,281,888	$33,215,821
Motor Vehicle Installment	29,765,603	30,557,683	28,820,071
Consumer Sales Finance	9,661,474	7,240,653	6,260,905
Bankrupt Accounts	4,921,905	3,531,667	3,710,099

Total Gross Outstanding	$93,189,552	$79,611,891	$72,006,896

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge offs represent the gross amount of loans charged off as uncollectible (charge offs are shown net of non-file insurance receipts in our Allowance for Credit Losses). Rebates represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See page 43 (Summary of Significant Accounting Policies – Income Recognition) for further discussion related to rebates of interest. Other adjustments primarily represent accounts transferred to and from the department that administers bankrupt accounts.

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

	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004	Fiscal Year Ended September 25, 2003
	(Restated)	(Restated)	(Restated)
Loans Originated:
Direct consumer loans	$89,520,904	$74,021,922	$64,908,722
Consumer sales finance	10,904,159	7,063,894	8,124,364
Motor vehicle installment sales	14,155,640	17,043,881	21,667,826
Total gross loans originated	114,580,703	98,129,697	94,700,912
Gross receivables purchased	—	(5,428,391)	(491,049)
Non-cash items included in gross loans*	(29,622,467)	(25,588,524)	(21,881,988)

Loans originated – cash flows**	$84,958,236	$67,112,782	$72,327,875

Loans Repaid:
Collections
Direct consumer loans	$54,192,456	$46,735,923	$39,155,436
Consumer sales finance	3,923,845	3,262,061	2,854,941
Motor vehicle installment sales	12,424,225	11,115,383	12,222,839

Loans repaid – cash flows	$70,540,526	$61,113,367	$54,233,216

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of loans originated but are not advanced in the form of cash to customers) and refinanced loan balances (since there is no cash generated from the repayment of original loans refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $10,423,617 for the fiscal year ended September 25, 2005; $9,328,161 for the fiscal year ended September 25, 2004; and $8,402,623 for the fiscal year ended September 25, 2003.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

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

During 2000, we began implementing our long-range business plan primarily in the State of Georgia of expanding the loan base of existing branch offices, the addition of new branches and the opening of several used car lots. The following table highlights our growth in the past three fiscal years:

	Fiscal Years Ended September 25,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Branch offices:	103	95	72

Finance receivables
Gross	$93,189,552	$79,611,891	$72,006,896
Unearned revenues	(15,897,499)	(14,546,091)	(13,884,120)

Net finance receivables before allowance for credit losses	$77,292,053	$65,065,800	$58,122,776

Net interest income after provision for credit losses	$9,720,403	$8,280,367	$5,811,953

Car lots:	4	3	3

Car lots & retail sales
Retail sales	$15,060,850	$14,359,925	$19,940,252
Cost of sales	(9,357,832)	(9,401,227)	(14,207,197)

Gross margin on retail sales	$5,703,018	$4,958,698	$5,733,055

Net income (loss)	$433,148	$(430,828)	$(290,279)

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Average net finance receivables (1)	$70,640,777	$62,655,522	$50,969,724
Average notes payable (2)	$80,154,165	$73,452,571	$60,519,922

Interest income	$14,573,071	$13,860,495	$10,249,040
Loan fee income	4,269,944	3,191,393	2,465,096

Total interest and fee income	18,843,015	17,051,888	12,714,136
Interest expense	6,354,744	5,848,428	4,919,059

Net interest income before provision for credit losses	$12,488,271	$11,203,460	$7,795,077
Average interest rate earned	26.7%	27.2%	24.9%
Average interest rate paid	7.9%	8.0%	8.1%

Net interest rate spread	18.8%	19.2%	16.8%
Net interest margin (3)	17.7%	17.9%	15.3%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, insurance commissions, and unearned discounts) during the year presented. Net finance receivables for this purpose includes all outstanding finance receivables, including accounts in bankruptcy and non-accrual status.
(2)	Averages are computed using month-end balances of interest bearing debt (including senior debt, senior subordinated debt, subordinated debt to related parties, debentures and demand notes) during the year presented.
(3)	Net interest margin represents net interest income (net of the provision for credit losses) divided by average net finance receivables.

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

	Increase (Decrease) Due to						Total net increase (decrease)
	Volume		Rate		Rate/Volume
	9/25/05	9/25/04	9/25/05	9/25/04	9/25/05	9/25/04	9/25/05		9/25/04
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
Earning assets:
Interest income on finance receivables:	$3,548,867	$1,440,665	$(456,157)	$1,275,266	$(66,583)	$121,821	$3,026,127	(1)	$2,837,752	(1)

Interest bearing liabilities:
Debentures & demand notes	486,780	1,024,298	62,005	(56,771)	6,486	(13,338)	555,271		954,189
Other debt	(54,924)	(35,320)	8,487	11,773	(2,518)	(1,273)	(48,955)		(24,820)

Total interest expense	431,856	988,978	70,492	(44,998)	3,968	(14,611)	506,316		929,369

Net interest income	$3,117,011	$451,687	$(526,649)	$1,320,264	$(70,551)	$136,432	$2,519,811		$1,908,383

(1)	Excludes approximately $265,000 and $1,500,000 of earned discounts included in interest income in 2005 and 2004, respectively, as a result of finance receivables purchased at a discount in fiscal year 2004.

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2005 and 2004. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2005	2004
	(Restated)	(Restated)
Return on average assets (2)	0.5%	-0.5%
Return on average shareholders’ deficit (3)	-22.7%	8.9%
Average deficit to average assets ratio (4)	-2.1%	-6.1%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income (loss) divided by average total assets during the fiscal year.
(3)	Calculated as net income (loss) divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

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

	As of, or for, the Fiscal Year Ended September 25,
	2005	2004	2003
Direct Consumer Loans and Consumer Sales Finance Contracts:

Average net finance receivables	$47,201,084	$39,503,251	$33,455,826

Charge offs – direct consumer	$2,828,792	$5,593,831	$1,368,678
Charge offs – consumer sales finance	$448,951	$199,915	$273,818
Charge offs – bankruptcy	$649,741	$1,377,211	$511,908

Total gross charge offs	$3,927,484	$7,170,957	$2,154,404
Recoveries (all direct consumer)*	$(3,047,784)	$(6,928,370)	$(1,247,970)

Charge offs, net	$879,700	$242,587	$906,434
Percent of net charge offs to average receivables	1.9%	0.6%	2.7%

Motor Vehicle Installment Sales Contracts:

Average net finance receivables, as restated	$23,439,693	$23,152,271	$17,513,898

Charge offs, gross	$1,316,488	$1,379,734	$580,151
Recoveries	—	—	—

Charge offs, net	$1,314,488	$1,379,734	$580,151
Percent of net charge offs to average receivables	5.6%	6.0%	3.3%

Total Receivables:

Average net finance receivables, as restated	$70,640,777	$62,655,522	$50,969,724

Charge offs, gross	$5,243,973	$8,550,691	$2,734,555
Recoveries (all direct consumer)*	$(3,047,785)	$(6,928,370)	$(1,247,970)

Charge offs, net	$2,196,188	$1,622,321	$1,486,585
Percent of net charge offs to average receivables	3.1%	2.6%	2.9%

*	Recoveries for fiscal year ended September 25, 2004 were adjusted for the approximately $1.0 million contingent legal fees related to recoveries from our former insurance carrier.

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

Results of Operations

Comparison of Fiscal Years Ended September 25, 2005 and 2004

Net Revenues

Net revenues were $30.0 million and $24.2 million for the fiscal years ended September 25, 2005 and 2004, respectively. Growth in net revenues generally was the result of the significant increase in gross loan volume over 2004 (approximately 17%) and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $12.5 million and $11.2 million for fiscal years ended September 25, 2005 and 2004, respectively. The increase was due primarily to the increase in loan volume, as mentioned above. During fiscal year 2005, gross interest income increased $1.8 million, although amortization of discounts on loans purchased decreased $1.2 million. Loan fees increased $1.1 million over 2004. Interest expense was $6.4 million in 2005 and $5.8 million in 2004. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers.

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

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased from $8.5 million in 2004 to $12.0 million in 2005. This increase is consistent with our overall increase in income and loan volume during 2005. During 2005, commissions on credit insurance products were $7.4 million and non-credit insurance products and motor club memberships were $4.5 million. Approximately 68% of our loans during this period included one or more of our insurance products or motor club memberships. Other income was $2.5 million and $2.1 million for fiscal years ended September 25, 2005 and 2004, respectively. This increase was primarily due to the increase in our loan portfolio resulting in increases in late fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $5.7 million and $5.0 million for fiscal years ended September 25, 2005 and 2004, respectively. Gross margins in the consumer segment increased $1.2 million over 2004 while the automotive segment’s margin decreased $0.4 million. Sales of furniture and electronics were strong in 2005, increasing $1.6 million over 2004 while used vehicle sales lagged, falling $0.9 million short of 2004 sales.

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

Comparison of Fiscal Years Ended September 25, 2004 and 2003

Net Revenues

Net revenues were $24.2 million and $21.3 million for the fiscal years ended September 25, 2004 and 2003, respectively. Growth in net revenues generally was the result of the maturation of new offices opened during the past few years and the corresponding increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $11.2 million and $7.8 million for fiscal years ended September 25, 2004 and 2003, respectively. The increase was due to the increase in loans made and, to a greater extent, loans purchased at a discount by us during 2004. Interest expense was $5.8 million in 2004 and $4.9 million in 2003. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers. During fiscal year 2004, gross interest income increased $4.3 million, of which $0.7 million represented increases in loan fees and $1.5 million represented increases in amortization of discounts.

Provision for Credit Losses

Provision for credit losses was $2.9 million and $2.0 million for fiscal years ended September 25, 2004 and 2003, respectively. The provision for credit losses increased significantly during 2004 primarily as a result of approximately $1 million in legal fees associated with a settlement with our former non-file insurance carrier which offset higher than anticipated loan recoveries resulting from the settlement. Please see the “Business – Provision for Credit Losses” section of this prospectus for a detailed discussion of our policies for provisions for credit losses and Note 3 in the “Notes to Consolidated Financial Statements.”

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

Gross Margin on Retail Sales

Gross margin on retail sales were $5.0 million and $5.7 million for fiscal years ended September 25, 2004 and 2003, respectively. Sales of used vehicles, as well as furniture and electronics, were down in 2004 as a result of the uncertainty in the regional economy in which we operate, which downturn was consistent with the sale of durable goods in general. While retail sales fell $5.6 million during 2004, mostly as a result of decreased sales of used vehicles, gross margin on retail sales only fell $0.7 million as a result of our monitoring of costs and margins associated with such sales.

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

Cash and cash equivalents increased by approximately $1.2 million during fiscal year 2005 from a balance of $8.4 million at September 25, 2004 to $9.6 million at September 25, 2005, as compared to a decrease of approximately $0.3 million during fiscal year 2004 from a balance of $8.7 million at September 25, 2003 to $8.4 million at September 25, 2004. During 2005, the primary sources of cash were loan repayments from customers and proceeds net of redemptions from sales of debentures and demand notes by our subsidiary, The Money Tree of Georgia. During 2005, the primary uses of cash were loan originations to customers and redemptions of such debentures and demand notes.

During 2005, our investing activities were generally funded by the $7.9 million of net cash provided by financing activities and $8.9 million of net cash provided by operating activities. Below is a table showing the net effect of our cash flows from financial activities for our fiscal years ended September 25, 2005 and 2004:

	2005	2004
Senior debt – borrowing	$2,477,823	$5,575,959
Senior debt – repayments	(3,354,521)	(4,401,432)

Net	$(876,698)	$1,174,527

Senior subordinated debt – borrowing	$1,000,000	$300,000
Senior subordinated debt – repayments	(700,000)	(3,500,000)

Net	$300,000	$(3,200,000)

Junior subordinated debt – borrowing	—	$943,465
Junior subordinated debt – repayments	—	(905,434)

Net	—	$38,031

Demand notes – borrowing	$9,846,751	$9,294,854
Demand notes – repayments	(8,681,523)	(7,870,105)

Net	$1,165,228	$1,424,749

Debentures – borrowing	$18,226,514	$20,034,837
Debentures – repayments	(10,904,042)	(11,153,648)

Net	$7,322,472	$8,881,189

Cash payments for interest for the fiscal years ended September 25, 2005 and 2004 were as follows:

	2005	2004
Senior debt	$156,343	$145,142
Senior subordinated debt	14,378	116,383
Junior subordinated debt, including related parties	63,260	46,448
Debentures and demand notes	4,487,716	3,491,223

Total interest payments	$4,721,697	$3,799,196

During 2005, we used a net of $15.6 million for investing activities. We received $70.5 million in loan repayments from our customers. However, we originated $85.0 million in new loans to customers and purchased $1.3 million worth of property and equipment.

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

Subsequent Events

From September 26, 2005 to November 25, 2005, we had raised $2.2 million in debentures net of redemptions and we had redeemed $0.4 million more demand notes than we had sold through our subsidiary, The Money Tree of Georgia Inc.

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

Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries (the “Company”) as of September 25, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended September 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the Company has restated its 2005, 2004, and 2003 consolidated financial statements.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

January 4, 2006, except for the matters disclosed in the third paragraph of Note 1, as to which the date is January 17, 2007.

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2005	2004
	(As restated)	(As restated)
Assets

Cash and cash equivalents	$9,618,557	$8,373,114
Finance receivables, net	74,660,239	63,010,398
Other receivables	1,099,352	4,904,088
Employee receivables	5,465	18,027
Inventory	2,401,631	2,292,869
Property and equipment, net	4,849,775	4,657,439
Deferred income taxes	645,000	448,536
Intangible assets	1,410,019	1,388,210
Other assets	1,314,510	998,498

Total assets	$96,004,548	$86,091,179

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,605,305	$3,669,133
Accrued interest payable	9,476,662	7,843,615
Senior debt	1,185,546	2,062,244
Senior subordinated debt	1,000,000	700,000
Variable rate subordinated debentures	68,904,753	61,582,281
Demand notes	12,867,207	11,701,979
Junior subordinated debt, related parties	800,000	800,000

Total liabilities	97,839,473	88,359,252

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(3,512,572)	(3,945,720)

Total shareholders’ deficit	(1,834,925)	(2,268,073)

Total liabilities and shareholders’ deficit	$96,004,548	$86,091,179

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended September 25,	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Interest income	$18,843,015	$17,051,888	$12,714,136
Interest expense	(6,354,744)	(5,848,428)	(4,919,059)

Net interest income before provision for credit losses	12,488,271	11,203,460	7,795,077
Provision for credit losses	(2,767,868)	(2,923,093)	(1,983,124)

Net interest income after provision for credit losses	9,720,403	8,280,367	5,811,953
Insurance commissions	10,490,324	6,477,309	6,177,042
Commissions from motor club memberships from company owned by related parties	1,474,454	1,995,389	1,612,109
Income tax service agreement income from company owned by related parties	161,739	400,173	452,173
Other income	2,472,971	2,133,687	1,530,934

Net revenue before retail sales	24,319,891	19,286,925	15,584,211

Retail sales	15,060,850	14,359,925	19,940,252
Cost of sales	(9,357,832)	(9,401,227)	(14,207,197)

Gross margin on retail sales	5,703,018	4,958,698	5,733,055

Net revenues	30,022,909	24,245,623	21,317,266

Operating expenses
Personnel expense	(15,349,599)	(12,749,664)	(10,976,068)
Facilities expense	(3,640,192)	(2,970,349)	(2,369,717)
General and administrative expenses	(3,520,904)	(3,060,458)	(2,997,277)
Other operating expenses	(6,693,942)	(6,073,721)	(5,385,353)

Total operating expenses	(29,204,637)	(24,854,192)	(21,728,415)

Net operating income (loss)	818,272	(608,569)	(411,149)
Loss on sale of property and equipment	(80,695)	(30,349)	(19,764)

Income (loss) before income tax (expense) benefit	737,577	(638,918)	(430,913)
Income tax (expense) benefit	(304,429)	208,090	140,634

Net income (loss)	$433,148	$(430,828)	$(290,279)

Net income (loss) per common share, basic and diluted	$14.66	$(14.58)	$(9.82)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock
	Class A Voting		Class B Non-voting		Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Stated Value	Shares	Stated Value
Balance at September 25, 2002, as restated	2,686	$1,677,647	—	$—	$(3,224,613)	$(1,546,966)
Net loss	—	—	—	—	(290,279)	(290,279)

Balance at September 25, 2003, as restated	2,686	1,677,647	—	—	(3,514,892)	(1,837,245)
Stock issued to Class A Shareholder	—	—	26,860	—	—	—
Net loss	—	—	—	—	(430,828)	(430,828)

Balance at September 25, 2004, as restated	2,686	1,677,647	26,860	—	(3,945,720)	(2,268,073)
Net income	—	—	—	—	433,148	433,148

Balance at September 25, 2005, as restated	2,686	$1,677,647	26,860	$—	$(3,512,572)	$(1,834,925)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Cash flows from operating activities
Net income (loss)	$433,148	$(430,828)	$(290,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,767,868	2,923,093	1,983,124
Depreciation	901,134	817,789	718,380
Amortization	8,191	11,266	92,486
Deferred income taxes	(196,464)	(289,564)	(158,972)
Loss on sale of property and equipment	80,695	30,349	19,764
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	3,804,736	(2,830,429)	(1,035)
Employee receivables	12,562	(800)	21,830
Inventory	(108,762)	716,348	(51,845)
Other assets	(346,012)	(438,606)	(68,915)
Accounts payable and other accrued liabilities	(63,827)	803,712	1,196,523
Accrued interest payable	1,633,047	1,944,868	2,606,784

Net cash provided by operating activities	8,926,316	3,257,198	6,067,845

Cash flows from investing activities, net of effect of acquisitions
Loans originated	(84,958,236)	(67,112,782)	(72,327,875)
Loans repaid	70,540,526	61,113,367	54,233,216
Purchase of property and equipment	(1,264,295)	(2,055,382)	(821,028)
Proceeds from sale of property and equipment	90,130	74,045	156,622
Acquisition of businesses, net of cash acquired	—	(3,971,240)	(601,526)

Net cash used in investing activities	(15,591,875)	(11,951,992)	(19,360,591)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(876,698)	1,174,527	(5,343,982)
Senior subordinated debt	300,000	(3,200,000)	1,500,000
Junior subordinated debt and related parties	—	38,031	(165,241)
Demand notes	1,165,228	1,424,749	4,084,798
Proceeds-variable rate subordinated debentures	18,226,514	20,034,837	21,135,619
Payments-variable rate subordinated debentures	(10,904,042)	(11,153,648)	(5,254,343)

Net cash provided by financing activities	7,911,002	8,318,496	15,956,851

Net change in cash and cash equivalents	1,245,443	(376,298)	2,664,105

Cash and cash equivalents, beginning of year	8,373,114	8,749,412	6,085,307

Cash and cash equivalents, end of year	$9,618,557	$8,373,114	$8,749,412

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2005	2004	2003
	(As restated)	(As restated)	(As restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$4,721,697	$3,799,196	$2,312,275

Income taxes	$337,148	$265,344	$62,193

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

Restated Financial Data

The Company has restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected interest income as well as shareholders’ deficit and income taxes. See Note 3 – Finance Receivables and Allowance for Credit Losses, Note 7 – Accounts Payable and Other Accrued Liabilities, Note 10 – Income Taxes, Note 18 – Segment Financial Information, and Note 21 – Restatement of Previously Issued Financial Statements.

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

The Company receives commissions from independent insurers for policies issued to finance customers. These insurance commissions are deferred and systematically amortized to income over the life of the related insurance contract since the insurance and lending activities are integral parts of the same transaction. Commissions for credit and non-credit insurance products are recognized over the risk period based on the method applicable to the insurance coverage’s risk exposure, which generally coincides with the term of the related loan contract. Insurance commissions for products that have constant risk exposure are earned using the straight-line method. Insurance commissions for insurance products with declining risk exposure or coverage are recognized using the Rule of 78s method that approximates the interest method. The auto and accidental death and dismemberment policies are earned over the policy’s predetermined schedule of coverage. The Company retains advance commissions that vary by products at the time the policies are written. Retrospective commissions are paid to the Company on an earned premium basis, net of claims and other expenses. Contingencies exist only to the extent of refunds due on early termination of policies that exceed the amount of advanced commissions retained. These refunds are netted against the gross amount of premiums written.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Recognition (continued)

Income pursuant to a service agreement with Cash Check Inc. of Ga. is earned in the period in which additional expenses are incurred in support of the service provided by Cash Check for the Company’s customers. These expenses are reported in the operating expenses of the Company incrementally as the level of service increases.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based upon weighted–average common shares outstanding. The basic weighted-average shares have been restated for a stock split affected in the form of a stock dividend for the year ended September 25, 2003 (see Note 9). There are no potentially dilutive securities issued or outstanding.

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

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED

Finance receivables consisted of the following:

September 25,	2005	2004
Finance receivables, direct consumer	$53,762,475	$41,813,555
Finance receivables, consumer sales finance	9,661,474	7,240,653
Finance receivables, auto sales finance	29,765,603	30,557,683

Total gross finance receivables	93,189,552	79,611,891
Unearned insurance commissions	(3,741,947)	(3,269,252)
Unearned finance charges, as restated	(13,195,781)	(11,914,782)
Accrued interest receivable	1,180,436	1,044,936
Unearned discounts	(140,207)	(406,993)

Finance receivables, before allowance for credit losses	77,292,053	65,065,800
Allowance for credit losses	(2,631,814)	(2,055,402)

Finance receivables, net	$74,660,239	$63,010,398

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED (CONTINUED)

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

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $14,224,859, $10,953,155, and $11,590,533 at September 25, 2005, 2004 and 2003, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to the entire group was $2,631,814, $2,055,402, and $1,704,634 at September 25, 2005, 2004 and 2003, respectively.

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

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED (CONTINUED)

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

NOTE 6 – INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 required the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provided new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceases and the remaining book value is to be tested for impairment at least annually. In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, September 26, 2001. The Company performed such assessment which resulted in no impairment. During the years ended September 25, 2005 and 2004, respectively, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment. Future impairment tests will be performed annually in the fourth fiscal quarter. Tests will be performed between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

The estimated amortization expense of covenants not to compete for succeeding years is as follows:

Year ended September 25,
2006	$6,823
2007	5,714
2008	5,714
2009	4,701
2010	—

$22,952

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES, AS RESTATED

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2005	2004
Accounts payable	$182,994	$501,204
Insurance payable, loan related	751,317	667,165
Accrued payroll	578,370	485,219
Accrued payroll taxes	44,560	39,574
Money orders	823,585	794,704
Sales tax payable	1,118,648	895,440
Other liabilities	105,831	285,827

Total accounts payable and other accrued liabilities, as restated	$3,605,305	$3,669,133

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT

Debt consisted of the following:

September 25,	2005	2004
Senior debt: due to commercial finance company, collateralized by finance receivables, interest at prime rate (4.5% at September 25, 2004) plus 4%, due February 1, 2005. The aggregate carrying value of collateral at September 25, 2004 was $63,010,398. The balance was paid in December 2004.	$—	$871,575

Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2006 to 2019. The carrying values of the collateral at September 25, 2005 and 2004 were $2,960,186 and $3,283,024 respectively.	1,185,546	1,190,669

Total senior debt	1,185,546	2,062,244

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

September 25,	2005	2004
Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (8% floor, 14% ceiling), interest only payable quarterly, principal due August 5, 2007.	1,000,000	—

Senior subordinated debt due to an investment company, unsecured, guaranteed by a Company shareholder and subsidiaries, interest at prime (4.5% at September 25, 2004) plus 1% (8% floor, 12% ceiling), interest payable monthly, principal due September 1, 2006. The balance was paid in April 2005.	—	700,000

Total senior subordinated debt	1,000,000	700,000

Variable rate subordinated debentures: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2009.	68,904,753	61,582,281

Demand notes: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	12,867,207	11,701,979

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%, due November 20, 2006.	300,000	300,000
Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	500,000	500,000

Total junior subordinated debt, related parties	800,000	800,000

Total debt	$84,757,506	$76,846,504

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

During fiscal year 1999, the Company’s wholly owned subsidiary, The Money Tree of Georgia Inc., established an investment program under which the Company issues subordinated debentures with maturities of four years (subject to an automatic extension of another four years) and subordinated demand notes. The Company uses the net proceeds for the redemption of subordinated demand notes and subordinated debentures as such debtholders request redemption. Any proceeds not used for the redemptions may be used to repay bank borrowings, make additional finance loans and auto loans, and for general operating purposes. These securities are issued by The Money Tree of Georgia Inc., a wholly owned subsidiary of the Company, and are available to Georgia residents only, subject to the terms of registration statements filed with the State of Georgia.

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

There are no covenants or other special conditions with respect to the Company’s junior subordinated debt.

Aggregate debt maturities at September 25, 2005 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Senior debt, banks and finance companies	$749,547	$120,172	$61,907	$39,220	$39,220	$175,480	$1,185,546

Senior subordinated debt, credit insurance company	—	1,000,000	—	—	—	—	1,000,000

Variable rate subordinated debentures	10,029,769	13,369,919	19,075,335	26,429,730	—	—	68,904,753
Demand notes	12,867,207	—	—	—	—	—	12,867,207
Subordinated debt-related parties	—	300,000	500,000	—	—	—	800,000

	$23,646,523	$14,790,091	$19,637,242	$26,468,950	$39,220	$175,480	$84,757,506

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

NOTE 10 – INCOME TAXES, AS RESTATED

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES, AS RESTATED (CONTINUED)

The provision for income taxes for the years ended September 25, 2005, 2004, and 2003 consisted of the following:

September 25,	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Current tax expense (benefit)
Federal	$408,383	$39,979	$585
State	92,510	41,495	17,753

Total	500,893	81,474	18,338
Deferred income tax expense (benefit)
Federal	(174,091)	(241,578)	(130,229)
State	(41,734)	(47,986)	(28,743)
Increase in valuation allowance	19,361

Total	(196,464)	(289,564)	(158,972)

	$304,429	$(208,090)	$(140,634)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate to pretax income for the years ended September 25, 2005, 2004 and 2003 due to the following:

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Income tax expense at Federal statutory income tax rates	$250,776	$(217,232)	$(146,511)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	29,209	(13,240)	(15,681)
Non-deductible expenses	27,355	32,177	19,849
States allowing federal tax deduction	(27,219)	—	—
Increase in valuation allowance	19,361	—	—
Other	4,947	(9,795)	1,709

	$304,429	$(208,090)	$(140,634)

Net deferred tax assets consist of the following components:

September 25,	2005	2004
	(As restated)	(As restated)
Deferred tax liability:
Property and equipment	$573,000	$568,000

Deferred tax assets:
Allowance for credit losses	1,053,000	822,000
Federal and state net operating loss carryforwards	321,463	906,638
Interest income	209,000	148,000
Insurance commissions	1,308,000	595,000
Goodwill/noncompete	59,000	120,000
Other	—	138,000

	2,950,463	2,729,638

Net deferred tax assets	2,377,463	2,161,638
Valuation allowance	(1,732,463)	(1,713,102)

Net deferred tax assets, less valuation allowance	$645,000	$448,536

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES, AS RESTATED (CONTINUED)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. See Note 21 for additional information concerning the valuation allowance.

The Company has available at September 25, 2005, unused state operating loss and charitable carryforwards of $5,722,300 that expire in various amounts in years from 2009 through 2025.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

September 25,	2005	2004	2003
Interest expense, junior subordinated debt, related parties	$63,260	$28,143	$14,710
Rent expense, a shareholder	2,135,222	1,727,304	1,301,469
Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club memberships with the Company acting as agent for an affiliate owned by a shareholder and other related parties.	1,474,454	1,995,389	1,612,109
Income tax service agreement income from affiliated company owned by a shareholder and other related parties	161,739	400,173	452,173
Advances to companies affiliated through common ownership	12,477	5,779	158,775
Loans from a shareholder	800,000	800,000	—

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

At various times in fiscal years 2005, 2004, and 2003, the Company or its subsidiaries advanced loans to the CEO and companies affiliated through common ownership. These were evidenced by promissory notes and accrued interest at rates prevailing at the time of the advance. During 2004, the Company’s subsidiary, The Money Tree of Louisiana Inc., received loans from the CEO totaling $800,000 (see Note 8).

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – ACQUISITIONS

During fiscal year 2004, the Company completed two acquisitions in exchange for cash consideration of $3,971,240. The transactions consist of the following:

•	On December 10, 2003, our wholly owned subsidiary, The Money Tree of Louisiana Inc., purchased the assets of the Louisiana offices of Stewart Finance Company in bankruptcy proceedings for aggregate cash consideration of $3,194,037.

•	On June 28, 2004, our wholly owned subsidiary, The Money Tree of Louisiana Inc., purchased the assets of the offices in Louisiana of Titan Financial Louisiana LLC for aggregate cash consideration of $777,203.

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

NOTE 18 – SEGMENT FINANCIAL INFORMATION, AS RESTATED

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales; and Automotive Finance and Sales.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2005	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
	(As Restated)
	(In Thousands)
Interest income	$15,453	$3,390	$18,843
Interest expense	(4,441)	(1,914)	(6,355)

Net interest income before provision for credit losses	11,012	1,476	12,488
Provision for credit losses	(891)	(1,877)	(2,768)

Net interest income	10,121	(401)	9,720
Insurance commissions	10,108	383	10,491
Commissions from sale of motor club memberships from affiliated company	1,474	—	1,474
Income tax service agreement from affiliated company	162	—	162
Other income	2,291	182	2,473

Net revenues before retail sales	24,156	164	24,320

Gross margin on retail sales	2,654	3,049	5,703

Segment operating expenses	(25,070)	(4,135)	(29,205)

Segment operating profit (loss)	$1,740	$(922)	$818

Depreciation and amortization (Included in segment operating expenses)	478	99	577

Total segment assets	65,669	25,905	91,574

Capital expenditures	855	144	999

RECONCILIATION:			2005
Depreciation and amortization:
Segment depreciation and amortization			$577
Depreciation and amortization at corporate level			324

Total depreciation and amortization			$901

Assets:
Total assets for reportable segments			$91,574

Cash and cash equivalents at corporate level			44
Other receivables at corporate level			1,099
Employee receivables at corporate level			5
Property and equipment, net at corporate level			1,324
Deferred income taxes at corporate level			645
Other assets at corporate level			1,314

Consolidated Assets			$96,005

Total Capital expenditures for reportable segments			$999
Capital expenditures at corporate level			265

Total Capital expenditures			$1,264

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2004	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
	(As Restated)
	(In Thousands)
Interest income	$13,584	$3,467	$17,051
Interest expense	(4,045)	(1,803)	(5,848)

Net interest income before provision for credit losses	9,539	1,664	11,203
Provision for credit losses	(1,345)	(1,578)	(2,923)

Net interest income after provision for credit losses	8,194	86	8,280
Insurance commissions	6,248	229	6,477
Commissions from sale of motor club memberships from affiliated company	1,995	—	1,995
Income tax service agreement from affiliated company	400	—	400
Other income	2,023	111	2,134

Net revenues before retail sales	18,860	426	19,286

Gross margin on retail sales	1,470	3,489	4,959

Segment operating expenses	(20,960)	(3,894)	(24,854)

Segment operating profit (loss)	$(630)	$21	$(609)

Depreciation and amortization (included in segment operating expenses)	399	76	475

Total segment assets	52,186	26,040	78,226

Capital expenditures	695	436	1,131

RECONCILIATION:			2004
Depreciation and amortization:
Segment depreciation and amortization			$475
Depreciation and amortization at corporate level			343

Total depreciation and amortization			$818

Assets:
Total assets for reportable segments			$78,226

Cash and cash equivalents at corporate level			60
Other receivables at corporate level			4,904
Employee receivables at corporate level			18
Property and equipment, net at corporate level			1,436
Prepaid income taxes			281
Deferred income taxes at corporate level			449
Other assets at corporate level			717

Consolidated total assets			$86,091

Total capital expenditures for reportable segments			$1,131
Capital expenditures at corporate level			924

Total capital expenditures			$2,055

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2003	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
	(As Restated)
	(In Thousands)
Interest income	$10,031	$2,683	$12,714
Interest expense	(3,273)	(1,646)	(4,919)

Net interest income before provision for credit losses	6,758	1,037	7,795
Provision for credit losses	(1,139)	(844)	(1,983)

Net interest income after provision for credit losses	5,619	193	5,812
Insurance commissions	5,976	201	6,177
Commissions from sale of motor club memberships from affiliated company	1,612	—	1,612
Income tax service agreement from affiliated company	452	—	452
Other income	1,477	54	1,531

Net revenues before retail sales	15,136	448	15,584

Gross margin on retail sales	2,117	3,616	5,733

Segment operating expenses	(18,307)	(3,421)	(21,728)

Segment operating profit (loss)	$(1,054)	$643	$(411)

Depreciation and amortization (included in segment operating expenses)	317	68	385

Total segment assets	47,198	24,427	71,625

Capital expenditures	408	115	523

RECONCILIATION:			2003
Depreciation and amortization:
Segment depreciation and amortization			$385
Depreciation and amortization at corporate level			333

Total depreciation and amortization			$718

Assets:
Total assets for reportable segments			$71,625

Cash and cash equivalents at corporate level			98
Other receivables at corporate level			2,074
Employee receivables at corporate level			17
Property and equipment, net at corporate level			942
Prepaid income taxes			54
Deferred income taxes at corporate level			159
Other assets at corporate level			502

Consolidated total assets			$75,471

Total capital expenditures for reportable segments			$523
Capital expenditures at corporate level			298

Total capital expenditures			$821

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

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded on December 8, 2006, to restate our audited consolidated financial statements as of September 25, 2005 and 2004 and for the three years ended September 25, 2005, 2004 and 2003 (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to net finance receivables, deferred income taxes, other assets, accounts payable and other accrued liabilities, shareholders’ equity, interest income and income taxes expense.

Events Causing the Restatement

Certain components of amounts contained in the Company’s net finance receivables were understated due to an inadvertent omission of certain loans from the computation of unearned interest beginning in the year ended September 25, 2003 and continuing through the year ended September 25, 2006. The result of this omission was an overstatement of net finance receivables and interest income for the years ended September 25, 2003, 2004, and 2005.

After recording adjustments to correct the misstatements resulting from the unearned interest matter described above, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in FAS 109. The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it was no longer more likely than not that the net deferred tax assets were realizable based on the guidance provided in FAS 109. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets through a prior period adjustment to the shareholders’ deficit balance as of September 25, 2002. For years subsequent to September 25, 2002, the Company has maintained a valuation allowance to offset all net deferred tax assets with the exception of amounts considered more likely than not realizable due to anticipated tax refunds that are believed likely of collection.

The impact of the Restatement on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the years ended September 25, 2005, 2004 and 2003 and the Consolidated Balance Sheets at September 25, 2005 and 2004 are summarized below:

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT

	For the Year Ended September 25, 2005
	As reported	Adjustments	As restated
Interest income	$19,233,608	$(390,593)	$18,843,015
Interest expense	(6,354,744)	—	(6,354,744)

Net interest income before provision for credit losses	12,878,864	(390,593)	12,488,271
Provision for credit losses	(2,767,868)	—	(2,767,868)

Net interest income after provision for credit losses	10,110,996	(390,593)	9,720,403
Insurance commissions	10,490,324	—	10,490,324
Commissions from motor club memberships from company owned by related parties	1,474,454	—	1,474,454
Income tax service agreement income from company owned by related parties	161,739	—	161,739
Other income	2,472,971	—	2,472,971

Net revenue before retail sales	24,710,484	(390,593)	24,319,891

Retail sales	15,060,850	—	15,060,850
Cost of sales	(9,357,832)	—	(9,357,832)

Gross margin on retail sales	5,703,018	—	5,703,018

Net revenues	30,413,502	(390,593)	30,022,909

Operating expenses
Personnel expense	(15,349,599)	—	(15,349,599)
Facilities expense	(3,640,192)	—	(3,640,192)
General and administrative expenses	(3,520,904)	—	(3,520,904)
Other operating expenses	(6,693,942)	—	(6,693,942)

Total operating expenses	(29,204,637)	—	(29,204,637)

Net operating income	1,208,865	(390,593)	818,272
Loss on sale of property and equipment	(80,695)	—	(80,695)

Income before income tax expense	1,128,170	(390,593)	737,577
Income tax expense	(429,655)	125,226	(304,429)

Net income	$698,515	$(265,367)	$433,148

Net income per common share, basic and diluted	$23.64	$(8.98)	$14.66

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the Year Ended September 25, 2004
	As reported	Adjustments	As restated
Interest income	$17,855,006	$(803,118)	$17,051,888
Interest expense	(5,848,428)	—	(5,848,428)

Net interest income before provision for credit losses	12,006,578	(803,118)	11,203,460
Provision for credit losses	(2,923,093)	—	(2,923,093)

Net interest income after provision for credit losses	9,083,485	(803,118)	8,280,367
Insurance commissions	6,477,309	—	6,477,309
Commissions from motor club memberships from company owned by related parties	1,995,389	—	1,995,389
Income tax service agreement income from company owned by related parties	400,173	—	400,173
Other income	2,133,687	—	2,133,687

Net revenue before retail sales	20,090,043	(803,118)	19,286,925

Retail sales	14,359,925	—	14,359,925
Cost of sales	(9,401,227)	—	(9,401,227)

Gross margin on retail sales	4,958,698	—	4,958,698

Net revenues	25,048,741	(803,118)	24,245,623

Operating expenses
Personnel expense	(12,749,664)	—	(12,749,664)
Facilities expense	(2,970,349)	—	(2,970,349)
General and administrative expenses	(3,060,458)	—	(3,060,458)
Other operating expenses	(6,073,721)	—	(6,073,721)

Total operating expenses	(24,854,192)	—	(24,854,192)

Net operating income (loss)	194,549	(803,118)	(608,569)
Loss on sale of property and equipment	(30,349)	—	(30,349)

Income (loss) before income tax (expense) benefit	164,200	(803,118)	(638,918)
Income tax (expense) benefit	(94,857)	302,947	208,090

Net income (loss)	$69,343	$(500,171)	$(430,828)

Net income (loss) per common share, basic and diluted	$2.35	$(16.93)	$(14.58)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the Year Ended September 25, 2003
	As reported	Adjustments	As restated
Interest income	$14,000,976	$(1,286,840)	$12,714,136
Interest expense	(4,919,059)	—	(4,919,059)

Net interest income before provision for credit losses	9,081,917	(1,286,840)	7,795,077
Provision for credit losses	(1,983,124)	—	(1,983,124)

Net interest income after provision for credit losses	7,098,793	(1,286,840)	5,811,953
Insurance commissions	6,177,042	—	6,177,042
Commissions from motor club memberships from company owned by related parties	1,612,109	—	1,612,109
Income tax service agreement income from company owned by related parties	452,173	—	452,173
Other income	1,530,934	—	1,530,934

Net revenue before retail sales	16,871,051	(1,286,840)	15,584,211

Retail sales	19,940,252	—	19,940,252
Cost of sales	(14,207,197)	—	(14,207,197)

Gross margin on retail sales	5,733,055	—	5,733,055

Net revenues	22,604,106	(1,286,840)	21,317,266

Operating expenses
Personnel expense	(10,976,068)	—	(10,976,068)
Facilities expense	(2,369,717)	—	(2,369,717)
General and administrative expenses	(2,997,277)	—	(2,997,277)
Other operating expenses	(5,385,353)	—	(5,385,353)

Total operating expenses	(21,728,415)	—	(21,728,415)

Net operating income (loss)	875,691	(1,286,840)	(411,149)
Loss on sale of property and equipment	(19,764)	—	(19,764)

Income (loss) before income tax (expense) benefit	855,927	(1,286,840)	(430,913)
Income tax (expense) benefit	(338,575)	479,209	140,634

Net income (loss)	$517,352	$(807,631)	$(290,279)

Net income (loss) per common share, basic and diluted	$17.51	$(27.33)	$(9.82)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS IMPACT

	September 25, 2005
	As reported	Adjustments	As restated
Assets

Cash and cash equivalents	$9,618,557	$—	$9,618,557
Finance receivables, net	77,140,790	(2,480,551)	74,660,239
Other receivables	1,099,352	—	1,099,352
Employee receivables	5,465	—	5,465
Inventory	2,401,631	—	2,401,631
Property and equipment, net	4,849,775	—	4,849,775
Deferred income taxes	1,985,000	(1,340,000)	645,000
Intangible assets	1,410,019	—	1,410,019
Other assets	1,236,318	78,192	1,314,510

Total assets	$99,746,907	$(3,742,359)	$96,004,548

Liabilities and Shareholders’ Equity (Deficit)

Liabilities
Accounts payable and other accrued liabilities	$4,409,495	$(804,190)	$3,605,305
Accrued interest payable	9,476,662	—	9,476,662
Senior debt	1,185,546	—	1,185,546
Senior subordinated debt	1,000,000	—	1,000,000
Variable rate subordinated debentures	68,904,753	—	68,904,753
Demand notes	12,867,207	—	12,867,207
Junior subordinated debt, related parties	800,000	—	800,000

Total liabilities	98,643,663	(804,190)	97,839,473

Shareholders’ equity (deficit)
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	—	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—	—
Accumulated deficit	(574,403)	(2,938,169)	(3,512,572)

Total shareholders’ equity (deficit)	1,103,244	(2,938,169)	(1,834,925)

Total liabilities and shareholders’ equity (deficit)	$99,746,907	$(3,742,359)	$96,004,548

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	September 25, 2004
	As reported	Adjustments	As restated
Assets

Cash and cash equivalents	$8,373,114	$—	$8,373,114
Finance receivables, net	65,100,356	(2,089,958)	63,010,398
Other receivables	4,904,088	—	4,904,088
Employee receivables	18,027	—	18,027
Inventory	2,292,869	—	2,292,869
Property and equipment, net	4,657,439	—	4,657,439
Deferred income taxes	1,260,000	(811,464)	448,536
Intangible assets	1,388,210	—	1,388,210
Other assets	769,878	228,620	998,498

Total assets	$88,763,981	$(2,672,802)	$86,091,179

Liabilities and Shareholders’ Equity (Deficit)

Liabilities
Accounts payable and other accrued liabilities	$3,669,133	$—	$3,669,133
Accrued interest payable	7,843,615	—	7,843,615
Senior debt	2,062,244	—	2,062,244
Senior subordinated debt	700,000	—	700,000
Variable rate subordinated debentures	61,582,281	—	61,582,281
Demand notes	11,701,979	—	11,701,979
Junior subordinated debt, related parties	800,000	—	800,000

Total liabilities	88,359,252	—	88,359,252

Shareholders’ equity (deficit)
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	—	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—	—
Accumulated deficit	(1,272,918)	(2,672,802)	(3,945,720)

Total shareholders’ equity (deficit)	404,729	(2,672,802)	(2,268,073)

Total liabilities and shareholders’ equity (deficit)	$88,763,981	$(2,672,802)	$86,091,179

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS IMPACT

	For the Year Ended September 25, 2005
	As reported	Adjustments	As restated
Cash flows from operating activities
Net income	$698,515	$(265,367)	$433,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,767,868	—	2,767,868
Depreciation	901,134	—	901,134
Amortization	8,191	—	8,191
Deferred income taxes	(725,000)	528,536	(196,464)
Loss on sale of property and equipment	80,695	—	80,695
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	3,804,736	—	3,804,736
Employee receivables	12,562	—	12,562
Inventory	(108,762)	—	(108,762)
Other assets	(496,441)	150,429	(346,012)
Accounts payable and other accrued liabilities	(63,826)	(1)	(63,827)
Accrued interest payable	1,633,047	—	1,633,047
Income tax payable	804,189	(804,189)	—

Net cash provided by operating activities	9,316,908	(390,592)	8,926,316

Cash flows from investing activities, net of effect of acquisitions
Loans originated	(85,348,828)	(390,592)	(84,958,236)
Loans repaid	70,540,526	—	70,540,526
Purchase of property and equipment	(1,264,295)	—	(1,264,295)
Proceeds from sale of property and equipment	90,130	—	90,130
Acquisition of businesses, net of cash acquired	—	—	—

Net cash used in investing activities	(15,982,467)	(390,592)	(15,591,875)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(876,698)	—	(876,698)
Senior subordinated debt	300,000	—	300,000
Junior subordinated debt and related parties	—	—	—
Demand notes	1,165,228	—	1,165,228
Proceeds-variable rate subordinated debentures	18,226,514	—	18,226,514
Payments-variable rate subordinated debentures	(10,904,042)	—	(10,904,042)

Net cash provided by financing activities	7,911,002	—	7,911,002

Net change in cash and cash equivalents	1,245,443	—	1,245,443

Cash and cash equivalents, beginning of year	8,373,114	—	8,373,114

Cash and cash equivalents, end of year	$9,618,557	$—	$9,618,557

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the Year Ended September 25, 2004
	As reported	Adjustments	As restated
Cash flows from operating activities
Net income (loss)	$69,343	$(500,171)	$(430,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,923,093	—	2,923,093
Depreciation	817,789	—	817,789
Amortization	11,266	—	11,266
Deferred income taxes	(131,000)	(158,564)	(289,564)
Loss on sale of property and equipment	30,349	—	30,349
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	(2,830,429)	—	(2,830,429)
Employee receivables	(800)	—	(800)
Inventory	716,348	—	716,348
Other assets	(211,236)	(227,370)	(438,606)
Accounts payable and other accrued liabilities	803,712	—	803,712
Accrued interest payable	1,944,868	—	1,944,868
Income tax payable	(82,987)	82,987	—

Net cash provided by (used in) operating activities	4,060,316	(803,118)	3,257,198

Cash flows from investing activities, net of effect of acquisitions
Loans originated	(67,915,900)	803,118	(67,112,782)
Loans repaid	61,113,367	—	61,113,367
Purchase of property and equipment	(2,055,382)	—	(2,055,382)
Proceeds from sale of property and equipment	74,045	—	74,045
Acquisition of businesses, net of cash acquired	(3,971,240)	—	(3,971,240)

Net cash used in investing activities	(12,755,110)	803,118	(11,951,992)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	1,174,527	—	1,174,527
Senior subordinated debt	(3,200,000)	—	(3,200,000)
Junior subordinated debt and related parties	38,031	—	38,031
Demand notes	1,424,749	—	1,424,749
Proceeds-variable rate subordinated debentures	20,034,837	—	20,034,837
Payments-variable rate subordinated debentures	(11,153,648)	—	(11,153,648)

Net cash provided by financing activities	8,318,496	—	8,318,496

Net change in cash and cash equivalents	(376,298)	—	(376,298)

Cash and cash equivalents, beginning of year	8,749,412	—	8,749,412

Cash and cash equivalents, end of year	$8,373,114	$—	$8,373,114

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the Year Ended September 25, 2003
	As reported	Adjustments	As restated
Cash flows from operating activities
Net income (loss)	$517,352	$(807,631)	$(290,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1,983,124	—	1,983,124
Depreciation	718,380	—	718,380
Amortization	92,486	—	92,486
Deferred income taxes	236,000	(394,972)	(158,972)
Loss on sale of property and equipment	19,764	—	19,764
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	(1,035)	—	(1,035)
Employee receivables	21,830	—	21,830
Inventory	(51,845)	—	(51,845)
Other assets	(25,060)	(43,855)	(68,915)
Accounts payable and other accrued liabilities	1,196,523	—	1,196,523
Accrued interest payable	2,606,784	—	2,606,784
Income tax payable	40,382	(40,382)	—

Net cash provided by operating activities	7,354,685	(1,286,840)	6,067,845

Cash flows from investing activities, net of effect of acquisitions
Loans originated	(73,614,715)	1,286,840	(72,327,875)
Loans repaid	54,233,216	—	54,233,216
Purchase of property and equipment	(821,028)	—	(821,028)
Proceeds from sale of property and equipment	156,622	—	156,622
Acquisition of businesses, net of cash acquired	(601,526)	—	(601,526)

Net cash used in investing activities	(20,647,431)	1,286,840	(19,360,591)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(5,343,982)	—	(5,343,982)
Senior subordinated debt	1,500,000	—	1,500,000
Junior subordinated debt and related parties	(165,241)	—	(165,241)
Demand notes	4,084,798	—	4,084,798
Proceeds-variable rate subordinated debentures	21,135,619	—	21,135,619
Payments-variable rate subordinated debentures	(5,254,343)	—	(5,254,343)

Net cash provided by financing activities	15,956,851	—	15,956,851

Net change in cash and cash equivalents	2,664,105	—	2,664,105

Cash and cash equivalents, beginning of year	6,085,307	—	6,085,307

Cash and cash equivalents, end of year	$8,749,412	$—	$8,749,412

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A. Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ending September 25, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-K/A. In this evaluation management considered the matters relating to the restatement of our consolidated financial statements and the material weaknesses in internal control over amounts included in the determination of the net finance receivables. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 25, 2005.

In light of the material weakness described above we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K/A were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize computation of unearned interest. As a result, we concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The Company is committed to remedying the weakness and is implementing certain remedial measures, including (i) the provision of additional training to our personnel responsible for compiling the related data, and (ii) the reassessment of our existing finance and accounting policies and procedures.

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

Dellhia “Cissie” Franklin became Vice President – Customer Service in 2002. Her duties include responsibility for all investor contacts and questions, coordination of branch personnel training for investments and oversight of all company advertising. Ms. Franklin previously held the positions of Assistant Vice President - Investments, Loan Approver Assistant and Collector. Her past duties with us have included collections and follow-up of approved loan customers. Ms. Franklin is a Past Assistant Vice President of the Bainbridge Junior Woman’s Club and a past scout leader.

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

The following are the total remuneration paid to each of our three highest paid officers for the years ended September 25, 2005, 2004 and 2003:

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
Vance R. Martin, CEO	2005	$414,528	$1,250
	2004	$414,528	$1,250
	2003	$414,528	$1,250

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
W. Derek Martin(1), President	2005	$119,826	$3,750
	2004	$114,108	$4,124
	2003	$108,324	$4,269

Bradley D. Bellville(2), Vice President – Operations	2005	$77,130	$15,764
	2004	$73,440	$16,183
	2003	$68,316	$13,425

(1)	All compensation to Derek Martin was paid by Interstate Motor Club, Inc. See “Certain Relationships and Related Transactions.”
(2)	Mr. Bellville was paid $33,865 in 2005; $38,490 in 2004; and $26,465 in 2003 of such compensation by Cash Check. See “Certain Relationships and Related Transactions.”

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

Item 14. Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2005 and 2004 by Carr, Riggs & Ingram, LLC for the audit of the Company’s annual financial statements were $277,851 and $73,220, respectively.

Item 15. Exhibits, Financial Statement Schedules:

The following documents are filed as exhibits to this annual report.

Exhibit No.	Description
3.1	Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.2	Amendment to Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated here in by reference)

3.3	Bylaws of The Money Tree Inc, (filed as Exhibit 3.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.4	Amendment to the Bylaws of The Money Tree Inc. (filed as exhibit 3.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

4.1	Amended and Restated Indenture between The Money Tree Inc. and U.S. Bank National Association dated September 20, 2005 (filed as exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on September 21, 2005 and incorporated herein by reference.

4.2	Form of debenture (included in Exhibit 4.1)

4.3	Indenture between The Money Tree Inc. and U.S. National Bank Association dated April 27, 2005 (filed as Exhibit 4.1 to Amendment No. 2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission file No. 333-122533, on June 30, 2005 and incorporated herein by reference.

4.4	Form of demand note (included in Exhibit 4.3)

10.1	Agency Sales Agreement between The Money Tree Inc. and Interstate Motor Club, Inc. dated December 9, 1994 (filed as Exhibit 10.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference.

10.2	Service Agreement between The Money Tree of Georgia Inc. and Cash Check Inc. of Ga. Dated January 8, 1997 (filed as Exhibit 10.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.3	Promissory Note for $300,250 from Money to Lend of Louisiana, Inc. to Vance R. Martin dated December 19, 2003 (filed as Exhibit 10.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.4	Promissory Note for $500,000 from Money to Lend of Louisiana, inc. to Vance R. Martin dated July 14, 2004 (filed as Exhibit 10.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.5	Purchase Agreement for $1,000,000 loan from Life of the South Corporation to The Money Tree Inc. dated August 5, 2005 (filed as Exhibit No. 333-122531, on August 8, 2005 and incorporated here in by reference)

10.6	Senior Subordinated Note for $1,000,000 from The Money Tree Inc. to Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.6 to Amendment No. 3 to the Form S-1 Registration Statement of the Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.3	Amendment No. 1 to Purchase Agreement and Senior Subordinated Note between The Money Tree Inc. and Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.7 to amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

12	Statement regarding computation of ratios

21	Subsidiaries of The Money Tree Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONEY TREE INC.

Date: January 17, 2007	By:	/s/ W. Derek Martin
W. Derek Martin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 17, 2007	By:	/s/ W. Derek Martin
W. Derek Martin
President

Date: January 17, 2007	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer