Form 10-K
period 2006-09-25
Money Tree, Inc.
filed 2007-01-25
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2006

or

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

☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes    ☐ No

Indicate by check mark in disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any attachment to this Form 10-K. ☑

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

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2006, direct consumer loans comprised 51.7%, motor vehicle installment sales contracts comprised 35.1%, and consumer sales finance contracts comprised 13.2% of the gross amount of our outstanding loans and contracts.

As of the date of this report, we operate 103 consumer finance branch offices in cities located throughout Georgia, Florida, Alabama and Louisiana and three used car lots in Georgia.

We operate our business through the following wholly-owned subsidiaries: The Money Tree of Georgia Inc.; The Money Tree of Louisiana, Inc.; The Money Tree of Florida Inc.; Small Loans, Inc.; and Home Furniture Mart Inc. Below is a map showing our branch office locations:

Locations of The Money Tree Inc.

ALABAMA

12	Abbeville
4	Alexander City
17	Bay Minette
15	Brewton
10	Greenville
1	Huntsville
18	Mobile
9	Monroeville
7	Montgomery
6	Opelika
5	Roanoke
2	Sylacauga
11	Troy

FLORIDA

1	Marianna
2	Quincy
3	Tallahassee 1
4	Tallahassee 2

GEORGIA

35	Albany
36	Americus
34	Ashburn
13	Athens
22	Augusta 1
23	Augusta 2
24	Augusta 3
38	Bainbridge 1
39	Bainbridge 2
40	Bainbridge-Best Buy
4	Blue Ridge
30	Brunswick 1
31	Brunswick 2
12	Buford
56	Cairo
5	Calhoun
9	Canton
20	Carrollton
8	Cartersville
52	Cedartown
3	Chatswort
41	Clayton
44	Columbus 1
45	Columbus 2
49	Columbus-Best Buy
16	Conyers
15	Covington
2	Dalton
10	Dawsonville
37	Donalsonville
33	Douglas
19	Douglasville
53	Dublin
54	Dublin-Best Buy
51	Forest Park
1	Fort Oglethorpe
11	Gainesville
28	Garden City
48	Gray
57	LaGrange
58	Lavonia
25	Louisville
47	Macon
17	McDonough
18	Morrow
43	Moultrie
21	Newnan
27	Rincon
7	Rome
29	Savannah
32	St. Mary's
26	Statesboro
42	Thomasville
6	Toccoa
14	Valdosta
46	Warner Robins
50	West Point
55	Winder

LOUISIANA

9	Alexandria 1
10	Alexandria 2
22	Baker
21	Baton Rouge
3	Bossier City
12	DeRidder
16	Eunice
23	Hammond
24	Houma
18	Lafayette
17	Lake Charles
28	LaPlace
8	Mansfield
14	Mansura
27	Marrero
4	Minden
6	Monroe
25	Natchitoches
19	New Iberia
13	Oakdale
15	Opelousas
11	Pineville
20	Plaquemine
5	Ruston
1	Shreveport 1
7	West Monroe

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

In the fiscal year ended September 25, 2006, approximately 33.1% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 44.1% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2005, approximately 34.3% of the total number of loans and 45.5% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

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

Motor Club Memberships. We offer motor club membership from Interstate Motor Club, Inc. to all customers possessing a valid driver’s license. Reimbursement benefits to membership include: bail bond; emergency road service; wrecker service; emergency ambulance expense; lock and key service; emergency travel expense; and legal fees. We receive a commission on sales of motor club memberships. Interstate Motor Club, Inc. is owned by the Estate of Vance R. Martin and Mr. Martin’s three children. See “Certain Relationships and Related Transactions.”

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

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2006, we earned $11.3 million in commissions from the sale of insurance products.

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

Provision for Credit Losses

Provision for credit losses (sometimes otherwise known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of two ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged-off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. In addition to these general means of designating an account to be charged-off, branch managers may encounter other situations when charge-off is appropriate. We require that a supervisor visit each branch to review all of their accounts that are potential charge-off accounts on a monthly basis. Then each supervisor meets with the operations manager for a final review. Prior to these visits, the branch manager is responsible for ensuring that all phases of the collection process have been followed. A comprehensive charge-off checklist has been developed to help the branch manager verify that all collection activity and procedures have been followed in order to have that account charged-off. Senior management reviews the charge-off checklist to determine whether an account should be charged-off or whether the branch manager should undertake further collection measures for the particular account. Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-file insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording. Should we ever discontinue our practice of purchasing non-file insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required. For consumer sales finance and motor vehicle installment sales contracts, we are granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold (typically within 30 days) according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off. For fiscal years ended September 25, 2006 and 2005, our charge-offs net of recoveries were $4.2 million and $2.2 million, respectively.

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes otherwise known as bad debt reserves) is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2006 and 2005, the charge offs, net of recoveries were $4.2 million and $2.2 million, respectively. These amounts represent 5.2% and 3.1% of the respective year’s net average outstanding receivables. Management has found that this methodology has provided an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. At September 25, 2006, in the consumer segment, we have established an allowance of 3.5% of the net outstanding finance receivables. The net charge offs as a percent of the average net outstanding receivables in fiscal year 2006 was 5.6%. In the automotive segment, a 4.5% allowance was established based on net charge offs to average outstanding receivables of 4.6%. Management routinely evaluates the inherent risks and change in the composition of our loan portfolio based on its extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. Based on these factors, management has decreased the allowance by an additional 2.1% in the consumer segment and 0.1% in the automotive segment to the aforementioned benchmark percentages. The balance of the allowance for credit losses at September 25, 2006 and 2005 was $3.1 million and $2.6 million, respectively.

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

Employees

As of September 25, 2006, we had 434 full-time employees and four part-time employees. We do not have employment agreements with any of our employees.

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

We may issue Demand Notes, Debentures, or similar debt instruments to investors in order to raise funds for our operations. As of September 25, 2006, we had a total of $77,910,202 of debentures and $8,136,850 of demand notes outstanding, which demand notes may be redeemed by our investors at any time. Of this amount, our subsidiary, The Money Tree of Georgia Inc., has issued $64,678,723 of debentures and $2,155,217 of demand notes. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the Debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the sale of the Debentures and Demand Notes. We are substantially reliant upon the net offering proceeds we receive from the sale of the Debentures and Demand Notes. However, our operations and other sources of funds may not provide sufficient available cash flow to meet our redemption obligations, especially if the amount of redemptions at any given time is significantly greater than anticipated or if cash on hand is less than expected due to losses or other circumstances. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations.

An increase in market interest rates may result in a reduction in our liquidity and profitability and impair our ability to pay interest and principal on the Debentures and Demand Notes.

Interest rates are currently at or near historic lows. Sustained, significant increases in interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our Demand Notes and Debentures and any bank debt we incur. Any reduction in our liquidity and profitability would diminish our ability to pay principal and interest on the Debentures and Demand Notes.

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

We have operated without a significant line of credit for the past several years. We are constantly analyzing opportunities to obtain a line of credit as an additional source of long-term financing. If we fail to obtain a line of credit, we will be more dependent on the proceeds from the Debentures and Demand Notes for our continued liquidity. If the sale of the Debentures and Demand Notes are significantly curtailed for any reason and we fail to obtain a line of credit, our ability to meet our obligations could be materially adversely affected.

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

Our operations are conducted in the States of Georgia, Florida, Alabama and Louisiana, including areas susceptible to hurricanes or tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Gulf Coast of Louisiana and Alabama causing substantial damage to residences and businesses in these areas, including our three branch office locations in New Orleans. In September 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas resulting in temporary closure of our Lake

Charles, Louisiana branch office location. The displacement of customers affected our collections in the months following the hurricanes which caused approximately $700,000 of bad debt charge-offs from the affected branches. The Company has decided not to reopen the three branch offices in New Orleans. We cannot predict whether or to what extent future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.

Our typical customer base has “subprime” credit ratings and are higher than average credit risks which could result in increased risk of loan defaults.

We typically lend money to individuals who have difficulty receiving loans from banks and other financial institutions because of credit problems or other adverse financial circumstances. Therefore, we may have a higher risk of loan default among our customers than other lending companies. If we suffer increased loan defaults in any given period, our operations could be materially adversely affected.

Additional competition may decrease our liquidity and profitability.

We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our liquidity and profitability.

We are controlled by Mr. Martin and don’t have any independent board members overseeing our operations.

Our President, W. Derek Martin, controls all of the outstanding shares of our voting capital stock. In addition, we do not have any independent directors on our board. Accordingly, Mr. Martin will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors and operational decisions. In addition, there are no contractual or regulatory limits on the amounts we can pay to Mr. Martin or other affiliates.

Item 2.	Properties:

As of the date of this report, we lease all 103 of our branch office locations, the three used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP owns and leases to us the real estate for thirteen of these branch office locations, one used car lot and our corporate headquarters. The Company’s president is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. In addition, Martin Sublease, L.L.C. leases from the owners, and subleases to us, 54 of these branch office locations and two used car lots.

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

No matters were submitted to a vote of the security holders during the quarter ended September 25, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6.	Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2006 and 2005, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2006, 2005 and 2004, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2004, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2003, have been derived from our audited financial statements that are not included in this report. The selected consolidated balance sheet data, as of September 25, 2003 and 2002, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2002, have been derived from our financial statements that are not audited and are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2006	2005	2004	2003	2002
Interest and fee income	$20,048	$18,843	$17,052	$12,714	$10,640
Interest expense	(7,350)	(6,355)	(5,848)	(4,919)	(3,973)

Net interest and fee income before provision for credit losses	12,698	12,488	11,204	7,795	6,667
Provision for credit losses	(4,737)	(2,768)	(2,923)	(1,983)	(1,060)

Net interest and fee income after provision for credit losses	7,961	9,720	8,281	5,812	5,607
Insurance commissions	11,263	10,490	6,477	6,177	4,893
Commissions from motor club memberships(1)	1,957	1,475	1,995	1,612	2,460
Income tax service income(2)	83	162	400	452	529
Other income	2,254	2,473	2,134	1,531	1,605

Net revenues before retail sales	23,518	24,320	19,287	15,584	15,094
Retail sales	17,972	15,061	14,360	19,940	14,992
Cost of sales	(11,611)	(9,358)	(9,401)	(14,207)	(10,942)

Gross margin on retail sales	6,361	5,703	4,959	5,733	4,050
Net revenues	29,879	30,023	24,246	21,317	19,144
Operating expenses	(29,151)	(29,205)	(24,854)	(21,728)	(18,990)

Net operating income (loss)	728	818	(608)	(411)	154
Other non-operating income	151	—	—	—	—
Loss on sale of property and equipment	(75)	(81)	(31)	(20)	(17)

Income (loss) before income tax expense	804	737	(639)	(431)	137
Income tax expense	(274)	(304)	208	141	(49)

Net income (loss)	$530	$433	$(431)	$(290)	$88

Ratio of earnings to fixed charges(3)	1.10	1.10	(4)	(4)	1.03
Cash and cash equivalents	$12,920	$9,619	$8,373	$8,749	$6,085
Finance receivables(5)	79,797	77,292	65,066	58,123	41,096
Allowance for credit losses	(3,139)	(2,632)	(2,056)	(1,705)	(1,195)

Finance receivables, net	76,658	74,660	63,010	56,418	39,901
Other receivables	1,013	1,099	4,904	2,074	2,142
Inventory	2,195	2,402	2,293	3,009	2,957
Property and equipment, net	4,581	4,850	4,657	3,272	3,346
Total assets	101,487	96,005	86,091	75,471	56,001
Senior debt	669	1,186	2,062	888	6,232
Senior subordinated debt	600	1,000	700	3,900	2,400
Subordinated debt, related parties	370	800	800	271	346
Debentures(6)	77,910	68,905	61,582	52,701	36,820
Demand notes(6)	8,137	12,867	11,702	10,277	6,192
Shareholders’ deficit	$(1,305)	$(1,835)	$(2,268)	$(1,837)	$(1,547)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.

(2)	Received from Cash Check Inc. of Ga., an affiliated entity.

(3)	The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.

(4)	Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $430,913 for the year ended September 25, 2003 and $638,918 for the year ended September 25, 2004.

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.

(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 8 to our audited financial statements for the year ended September 25, 2006.

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

Description of Loans and Contracts

	As of, or for, the Year Ended September 25,
	2006	2005	2004
Direct Consumer Loans:
Number of Loans Made to New Borrowers	22,068	26,183	18,601
Number of Loans Made to Former Borrowers	54,794	52,785	46,109
Number of Loans Made to Existing Borrowers	98,386	100,439	84,987
Total Number of Loans Made	175,248	179,407	149,697
Total Volume of Loans Made	$81,634,461	$89,520,904	$68,593,531
Average Size of Loans Made	$466	$499	$458
Number of Loans Outstanding	73,440	71,070	57,986
Total of Loans Outstanding*	$46,071,669	$48,840,570	$38,281,888
Percent of Loans Outstanding	51.7%	55.3%	50.3%
Average Balance on Outstanding Loans	$627	$687	$660
Number of Contracts Purchased	—	—	15,014
Total Volume of Contracts Purchased	—	—	$5,428,391
Average Size of Contracts Purchased	—	—	$362

Description of Loans and Contracts

	As of, or for, the Year Ended September 25,
	2006	2005	2004
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	964	892	1,084
Total Volume of Contracts Made	$17,425,293	$17,043,881	$21,667,826
Average Size of Contracts Made	$18,076	$19,107	$19,989
Number of Contracts Outstanding	2,550	2,160	1,855
Total of Contracts Outstanding*	$31,280,840	$30,557,683	$28,820,071
Percent of Total Loans and Contracts	35.1%	40.2%	42.2%
Average Balance on Outstanding Contracts	$12,267	$14,147	$15,536
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—
Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	124	419	542
Number of Loans Made to Former Customers	2,250	3,471	3,613
Number of Loans Made to Existing Customers	2,432	2,643	3,499
Total Contracts Made	4,806	6,533	7,654
Total Volume of Contracts Made	$12,749,329	$7,063,894	$8,124,364
Number of Contracts Outstanding	6,310	5,551	5,737
Total of Contracts Outstanding*	$11,813,566	$7,240,653	$6,260,905
Percent of Total Loans and Contracts	13.2%	9.5%	9.2%
Average Balance of Outstanding Contracts	$1,872	$1,304	$1,091
Number of Contracts Purchased	—	—	—
Total Volume of Contracts Purchased	—	—	—
Average Size of Contracts Purchased	—	—	—

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,618,931 for the year ended September 25, 2006; $4,921,905 for the year ended September 25, 2005; and $3,531,667 for the year ended September 25, 2004.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	September 25, 2006	September 25, 2005	September 25, 2004
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$46,071,669	$48,840,570	$38,281,888
Motor Vehicle Installment	31,280,840	29,765,603	30,557,683
Consumer Sales Finance	11,813,566	9,661,474	7,240,653
Bankrupt Accounts	5,618,931	4,921,905	3,531,667

Total Gross Outstanding	$94,785,006	$93,189,552	$79,611,891

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge offs represent the gross amount of loans charged off as uncollectible (charge offs are shown net of non-file insurance receipts in our Allowance for Credit Losses). Rebates represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See page 41 (Summary of Significant Accounting Policies – Income Recognition) for further discussion related to rebates of interest. Other adjustments primarily represent accounts transferred to and from the department that administers bankrupt accounts.

	Fiscal Year Ended September 25, 2006	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004
Direct Consumer Loans:
Balance – beginning	$48,840,570	$38,281,888	$33,215,821
Loans originated	81,634,461	89,520,904	74,021,922
Collections	(57,356,295)	(54,192,456)	(46,735,923)
Refinancings	(16,545,531)	(16,169,389)	(13,327,472)
Charge offs	(4,753,034)	(2,828,792)	(5,593,831)
Rebates/other adjustments	(5,748,502)	(5,771,586)	(3,298,629)

Balance – end	$46,071,669	$48,840,570	$38,281,888

Consumer Sales Finance Contracts:
Balance – beginning	$9,661,474	$7,240,653	$6,260,905
Loans originated	12,749,329	10,904,159	7,063,894
Collections	(5,003,968)	(3,923,845)	(3,262,061)
Refinancings	(3,527,789)	(2,810,207)	(2,248,381)
Charge offs	(513,941)	(448,951)	(199,915)
Rebates/other adjustments	(1,551,539)	(1,300,335)	(373,789)

Balance – end	$11,813,566	$9,661,474	$7,240,653

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$29,765,603	$30,557,683	$28,820,071
Loans originated	17,425,293	14,155,640	17,043,881
Collections	(13,446,490)	(12,424,225)	(11,115,383)
Refinancings	—	—	—
Charge offs	(1,161,114)	(1,316,489)	(1,379,734)
Rebates/other adjustments	(1,302,452)	(1,207,006)	(2,811,152)

Balance – end	$31,280,840	$29,765,603	$30,557,683

Total Active Accounts:
Balance – beginning	$88,267,647	$76,080,224	$68,296,797
Loans originated	111,809,083	114,580,703	98,129,697
Collections	(75,806,753)	(70,540,526)	(61,113,367)
Refinancings	(20,073,320)	(18,979,595)	(15,575,853)
Charge offs	(6,428,089)	(4,594,232)	(7,173,480)
Rebates/other adjustments	(8,602,493)	(8,278,927)	(6,483,570)

Balance – end	$89,166,075	$88,267,647	$76,080,224

Total Bankrupt Accounts:
Balance – beginning	$4,921,905	$3,531,667	$3,710,099
Charge offs	(714,068)	(649,741)	(1,377,211)
Adjustments	1,411,094	2,039,979	1,198,779
Balance – end	$5,618,931	$4,921,905	$3,531,667

Total Gross O/S Receivables	$94,785,006	$93,189,552	$79,611,891

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2006	Fiscal Year Ended September 25, 2005	Fiscal Year Ended September 25, 2004
Finance Receivables Originated:
Direct consumer loans	$81,634,461	$89,520,904	$74,021,922
Consumer sales finance	12,749,329	10,904,159	7,063,894
Motor vehicle installment sales	17,425,293	14,155,640	17,043,881
Total gross loans originated	111,809,083	114,580,703	98,129,697
Gross receivables purchased	—	—	(5,428,391)
Non-cash items included in gross finance receivables*	(29,267,388)	(29,622,467)	(25,588,524)

Finance receivables originated – cash flows**	$82,541,695	$84,958,236	$67,112,782

Loans Repaid:
Collections
Direct consumer loans	$57,356,295	$54,192,456	$46,735,923
Consumer sales finance	5,003,969	3,923,845	3,262,061
Motor vehicle installment sales	13,446,490	12,424,225	11,115,383

Finance receivables repaid – cash flows	$75,806,754	$70,540,526	$61,113,367

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).

**	Includes amounts advanced to customers in conjunction with refinancings, which were $10,537,845 for the fiscal year ended September 25, 2006; $10,423,617 for the fiscal year ended September 25, 2005; and $9,328,161 for the fiscal year ended September 25, 2004.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

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

Growth

During fiscal year 2006, we experienced a slower growth pattern than in previous years. Our gross outstanding finance receivables grew at a 1.7% annual rate over the previous year as compared to 17.1% in 2005 over 2004. Although we opened five new offices during fiscal year 2006, the effects of Hurricane Katrina had a significant impact on our lending and collection activities in Louisiana. Gross loans originated in 2006 were down 15% from the fiscal 2005 amounts. Although many of our offices in southern Louisiana were closed for only a few days, our three offices in New Orleans were destroyed by the flooding that followed the hurricane. Due to the displacement of many residents in this area, lending was very limited in many of our offices in southern Louisiana. This played a part in our decision not to re-open offices in New Orleans and to consolidate other offices in Louisiana.

We also decided to close one of our two used automobile dealerships in Bainbridge, Georgia in June 2006. Operating losses due primarily to poor sales was the primary reason for this decision.

During this fiscal year, we modified our business plan to begin limiting the number of larger, longer-term loans and focusing more on smaller, shorter-term lending. This decreased our total volume of loan originated and ultimately our growth in outstanding receivables.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2006	2005	2004
Average net finance receivables (1)	$80,614,846	$70,640,777	$62,655,522
Average notes payable (2)	$87,496,046	$80,154,165	$73,452,571
Interest income	$15,864,416	$14,573,071	$13,860,495
Loan fee income	4,183,795	4,269,944	3,191,393

Total interest and fee income	20,048,211	18,843,015	17,051,888
Interest expense	7,349,884	6,354,744	5,848,428

Net interest and fee income before provision for credit losses	$12,698,327	$12,488,271	$11,203,460
Average interest rate earned	24.9%	26.7%	27.2%
Average interest rate paid	8.4%	7.9%	8.0%
Net interest rate spread	16.5%	18.8%	19.2%
Net interest margin (3)	15.8%	17.7%	17.9%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, insurance commissions, and unearned discounts) during the year presented. Net finance receivables for this purpose includes all outstanding finance receivables, including accounts in bankruptcy and non-accrual status.

(2)	Averages are computed using month-end balances of interest bearing debt (including senior debt, senior subordinated debt, subordinated debt to related parties, debentures and demand notes) during the year presented.

(3)	Net interest margin represents net interest and fee income (net of the provision for credit losses) divided by average net finance receivables.

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

	Increase (Decrease) Due to
	Volume		Rate		Rate/Volume		Total net increase (decrease)
	9/25/06	9/25/05	9/25/06	9/25/05	9/25/06	9/25/05	9/25/06		9/25/05
Earning assets:
Interest income on finance receivables:	$2,439,027	$3,548,867	$(1,049,970)	$(456,157)	$(54,861)	$(66,583)	$1,334,196	(1)	$3,026,127	(1)

Interest bearing liabilities:
Debentures & demand notes	534,708	486,780	432,103	62,005	34,917	6,486	1,001,728		555,271
Other debt	(12,172)	(54,924)	8,369	8,487	(2,785)	(2,518)	(6,588)		(48,955)

Total interest expense	522,536	431,856	440,472	70,492	32,132	3,968	995,140		506,316

Net interest income	$1,916,491	$3,117,011	$(1,490,442)	$(526,649)	$(86,993)	$(70,551)	$339,056		$2,519,811

(1)	Excludes approximately $136,000 and $265,000 of earned discounts included in interest income in 2006 and 2005, respectively, as a result of finance receivables purchased at a discount in fiscal year 2004.

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2006 and 2005. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2006	2005
Return on average assets (2)	0.5%	0.5%
Return on average shareholders’ deficit (3)	-36.7%	-22.7%
Average deficit to average assets ratio (4)	-1.4%	-2.1%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income divided by average total assets during the fiscal year.
(3)	Calculated as net income divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained primarily to account for the probable losses inherent in the finance receivables portfolio. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on historical ratios of charge-offs to average notes receivable.

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

	As of, or for, the Fiscal Year Ended September 25,
	2006	2005	2004
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$55,184,869	$47,201,084	$39,503,251
Charge offs – direct consumer	$4,753,034	$2,828,792	$5,593,831
Charge offs – consumer sales finance	$513,941	$448,951	$199,915
Charge offs – bankruptcy	$714,068	$649,741	$1,377,211

Total gross charge offs	$5,981,043	$3,927,484	$7,170,957
Recoveries (all direct consumer)*	$(2,915,407)	$(3,047,784)	$(6,928,370)

Charge offs, net	$3,065,636	$879,700	$242,587
Percent of net charge offs to average receivables	5.6%	1.9%	0.6%
Motor Vehicle Installment Sales Contracts:
Average net finance receivables	$25,429,977	$23,439,693	$23,152,271
Charge offs, gross	$1,161,114	$1,316,488	$1,379,734
Recoveries	—	—	—

Charge offs, net	$1,161,114	$1,316,488	$1,379,734
Percent of net charge offs to average receivables	4.6%	5.6%	6.0%
Total Receivables:
Average net finance receivables	$80,614,846	$70,640,777	$62,655,522
Charge offs, gross	$7,142,157	$5,243,972	$8,550,691
Recoveries (all direct consumer)*	$(2,915,407)	$(3,047,784)	$(6,928,370)

Charge offs, net	$4,226,750	$2,196,188	$1,622,321
Percent of net charge offs to average receivables	5.2%	3.1%	2.6%

*	Recoveries for fiscal year ended September 25, 2004 were adjusted for the approximately $1.0 million contingent legal fees related to recoveries from our former insurance carrier.

Gross charge offs of finance receivables were considerably higher in fiscal 2006 over the prior years’ averages. However, approximately 30% of the net charge offs for the consumer segment relate to the company’s subsidiary, The Money Tree of Louisiana, Inc. Hurricane Katrina had a significant impact on our Louisiana customers and employees. Many were displaced and this inhibited the collection efforts in its aftermath. In early 2006, we deployed a group of collection specialists to assess the loan portfolio in the New Orleans area. This resulted in approximately $700,000 of accounts being charged off, most occurring in the 2nd and 3rd fiscal quarters of 2006 as this group worked through the process of determining the loans collectability.

The significant increase in gross charge offs of direct consumer loans during fiscal year 2005 over 2004 was primarily the result of the termination of the relationship with our former non-file insurance carrier. During this transition, we reviewed our non-file insurance contract and discovered that all contracts which we deemed uncollectible upon which a non-file insurance premium had been paid were eligible for recovery. In the past, we believed that the amount of non-file insurance claims we could collect was limited by virtue of monthly reports provided to us by the carrier and, accordingly, we limited the monthly amount of claims filed. We were also concerned that claims filed by us in periods beyond the end of the relationship would be denied by the carrier. As a result, we thoroughly reviewed our loan portfolio for qualifying loans that were eligible for non-file insurance claims, charged off those accounts that we deemed uncollectible (our non-file insurance agreement states that a loss must have occurred) and filed the claims. We also discovered eligible charge offs from prior months that a claim had not been filed. This process resulted in a significant increase in gross charge offs and non-file claims during 2004. A business decision was made to take this approach to resolve these accounts during this time period rather than waiting for the customary approach of filing the claims, which would have resulted in us filing claims with our insurance carrier after the termination of the relationship making recovery much more difficult. Our concerns were founded when the insurance carrier indeed began to deny claims that ultimately led to the dispute and eventual settlement of these claims. We determined that it takes up to 180 days to fully exhaust all collection efforts. Only after these collection efforts had been exhausted would a claim be filed with the non-file insurance carrier. The circumstance of changing our carrier was the determining factor in our departure from our customary practice. Since the start of our relationship with our new non-file carrier we have been following the normal course of filing non-file claims. Our normal policy is that, when we deem the account uncollectible, the account is charged off and then a non-file claim is made within 30 days. We have been following the normal process of charge-off and non-file claims since signing on with a new carrier.

We also experienced increases in charge offs related to our auto sales finance contracts during fiscal year 2004. Our lending policy had allowed late model vehicles to be financed up to 60 months. As the defaults on these longer term contracts occurred, we noted an increase in charge offs. A charge off occurs when the sales proceeds of the repossessed vehicle is not sufficient to payoff the customer’s loan balance. We noted that the deficiencies thus resulting in a larger charge off were generally greater with longer term contracts than with shorter-term contracts. During fiscal 2004, we began to significantly curtail the number of 60 month contracts. The average loan terms have decreased from 51 months for loans originating in earlier 2004 to 43 months for loans originating in the last six months of fiscal year 2005. In implementing this change, we experienced the amount of charge offs returning to historical levels.

As of September 25, 2006 and 2005, our allowance for credit losses was $3.1 million and $2.6 million, respectively. The growth in outstanding finance receivables was the primary factor for the increase in our allowance for credit losses. The allowance for credit losses is 3.9% and 3.4% of the net outstanding receivables at September 25, 2006 and 2005, respectively.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Our gross finance receivables on non-accrual status, including bankruptcy accounts, totaled $18.6 million and $14.2 million for the fiscal years ended September 25, 2006 and 2005, respectively. Suspended interest as a result of these non-accrual accounts totaled $1.0 million, $0.8 million and $0.5 million for the fiscal years ended September 25, 2006, 2005 and 2004, respectively. Generally, we do not refinance delinquent accounts. However, on occasion, a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing. Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2006 and 2005:

	As of September 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$46,071,669	$11,813,566	$31,280,840	$5,618,931	$94,785,006
Loans and Contracts 60-90 days past due	$930,305	$232,289	$66,208	$191,548	$1,420,350
Percentage of Outstanding	2.02%	1.97%	0.21%	3.41%	1.50%
Loans and Contracts greater than 90 days past due	$10,026,777	$2,916,164	$8,385	$2,832,426	$15,783,752
Percentage of Outstanding	21.76%	24.68%	0.03%	50.41%	16.65%
Loans and Contracts greater than 60 days past due	$10,957,082	$3,148,453	$74,593	$3,023,974	$17,204,102
Percentage of Outstanding	23.78%	26.65%	0.24%	53.82%	18.15%

	As of September 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$48,840,570	$9,661,474	$29,765,603	$4,921,905	$93,189,552
Loans and Contracts 60-90 days past due	$2,003,667	$410,773	$253,224	$249,366	$2,917,030
Percentage of Outstanding	4.10%	4.25%	0.85%	5.07%	3.13%
Loans and Contracts greater than 90 days past due	$9,360,121	$2,291,547	$42,088	$2,531,103	$14,224,859
Percentage of Outstanding	19.16%	23.72%	0.14%	51.43%	15.26%
Loans and Contracts greater than 60 days past due	$11,363,788	$2,702,320	$295,312	$2,780,469	$17,141,889
Percentage of Outstanding	23.27%	27.97%	0.99%	56.49%	18.39%

Results of Operations

Comparison of Fiscal Years Ended September 25, 2006 and 2005

Net Revenues

Net revenues were $29.9 million and $30.0 million for the fiscal years ended September 25, 2006 and 2005, respectively. The decrease in net revenues was primarily as a result of the increase in the provision for credit losses over 2005 and the increase in interest expense on debt from the sale of debentures. These cost increases were partially offset by increases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $12.7 million and $12.5 million for fiscal years ended September 25, 2006 and 2005, respectively. During fiscal year 2006, gross interest income increased $1.2 million while loan fees decreased $0.1 million over 2005. Interest expense was $7.3 million in 2006 and $6.4 million in 2005. The increase in interest expense was due to the additional borrowings from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $4.7 million and $2.8 million for fiscal years ended September 25, 2006 and 2005, respectively. The significant increase was due in part to additional charge offs of customer loans, primarily in Louisiana as a result of Hurricane Katrina, and increases in the allowance for credit losses and corresponding provisions.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased from $12.0 million in 2005 to $13.2 million in 2006. During 2006, commissions on credit insurance products were $8.3 million and non-credit insurance products and motor club memberships were $4.9 million. Approximately 63% of our loans during this period included one or more of our insurance products or motor club memberships. Other income was $2.3 million and $2.5 million for fiscal years ended September 25, 2006 and 2005, respectively. This decrease was primarily due to the decreases in late fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $6.4 million and $5.7 million for fiscal years ended September 25, 2006 and 2005, respectively. Gross margins in the consumer segment decreased $0.2 million from 2005 while the automotive segment’s margin increased $0.9 million. Vehicle sales were up $2.1 million over 2005, due in part to the full-year impact in 2006 of the fourth car lot which opened in mid-2005 even in light of our decision to close one of our two Bainbridge lots in June 2006 due to poor sales and operating losses. Although we expect this to negatively effect gross sales and margins in the future, the reduction of the cost of operating this lot should have a positive effect on net income. Sales in the consumer segment were up $0.5 million in 2006 over 2005.

Operating Expenses

Operating expenses were $29.2 million and $29.2 million for fiscal years ended September 25, 2006 and 2005, respectively. Personnel and Facilities expenses were up slightly (each increased 5%), while General & Administrative and Other operating expenses decreased 6% and 11%, respectively. We refined our process for customer solicitation that resulted in savings in postage and other costs. Telecommunication costs were down from prior year levels due to favorable rates obtained on contract renewals.

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

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $12.5 million and $11.2 million for fiscal years ended September 25, 2005 and 2004, respectively. The increase was due primarily to the increase in loan volume, as mentioned above. During fiscal year 2005, gross interest income increased $1.8 million, although amortization of discounts on loans purchased decreased $1.2 million. Loan fees increased $1.1 million over 2004. Interest expense was $6.4 million in 2005 and $5.8 million in 2004. The increase in interest expense was due to the additional borrowings required to fund the higher levels of lending to our customers.

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

Gross Margin on Retail Sales

Gross margin on retail sales were $5.7 million and $5.0 million for fiscal years ended September 25, 2005 and 2004, respectively. Gross margins in the consumer segment increased $1.2 million over 2004 while the automotive segment’s margin decreased $0.4 million. Sales of furniture and electronics were strong in 2005, increasing $1.6 million over 2004 while used vehicle sales lagged, falling $0.6 million short of 2004 sales.

Operating Expenses

Operating expenses were $29.2 million and $24.9 million for fiscal years ended September 25, 2005 and 2004, respectively. Personnel and Facilities expenses were up 20% and 23%, respectively, primarily as a result of the full-year impact in 2005 of the businesses purchased during fiscal year 2004, as well as new offices opened during the year.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of Debentures and Demand Notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. We believe the cash flow from our operations coupled with sales of the Debentures and Demand Notes will be sufficient to cover our liquidity needs and cash flow requirements during 2007.

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

Cash and cash equivalents increased by approximately $3.3 million during fiscal year 2006 from a balance of $9.6 million at September 25, 2005 to $12.9 million at September 25, 2006, as compared to a increase of approximately $1.2 million during fiscal year 2005 from a balance of $8.4 million at September 25, 2004 to $9.6 million at September 25, 2005. During 2006, the primary sources of cash were loan repayments from customers and proceeds net of redemptions from sales of debentures by us and by our subsidiary, The Money Tree of Georgia Inc. During 2005, the primary uses of cash were loan originations to customers and redemptions of such debentures and demand notes.

During 2006, our investing activities were generally funded by the $2.9 million of net cash provided by financing activities and $7.9 million of net cash provided by operating activities. Below is a table showing the net effect of our cash flows from financial activities for our fiscal years ended September 25, 2006 and 2005:

	2006	2005
Senior debt – borrowing	$3,915,053	$2,477,823
Senior debt – repayments	(4,432,050)	(3,354,521)

Net	$(516,997)	$(876,698)
Senior subordinated debt – borrowing	$—	$1,000,000
Senior subordinated debt – repayments	(400,000)	(700,000)

Net	$(400,000)	$300,000
Junior subordinated debt – borrowing	—	$—
Junior subordinated debt – repayments	$(430,000)	—

Net	$(430,000)	$—
Demand notes – borrowing	$11,495,511	$9,846,751
Demand notes – repayments	(16,225,868)	(8,681,523)

Net	$(4,730,357)	$1,165,228
Debentures – borrowing	$21,060,333	$18,226,514
Debentures – repayments	(12,054,884)	(10,904,042)

Net	$9,005,449	$7,322,472

Cash payments for interest for the fiscal years ended September 25, 2006 and 2005 were as follows:

	2006	2005
Senior debt	$119,046	$156,343
Senior subordinated debt	71,382	14,378
Junior subordinated debt, including related parties	50,944	63,260
Debentures and demand notes	5,003,762	4,487,716

Total interest payments	$5,245,134	$4,721,697

During 2006, we used a net of $7.0 million for investing activities. We received $75.8 million in loan repayments from our customers. However, we originated $82.5 million in new loans to customers and purchased $0.9 million worth of property and equipment.

During 2006, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. During the fiscal year ended September 25, 2006, we redeemed $12.1 million of debentures and $16.2 million of demand notes issued by us and our subsidiary, The Money Tree of Georgia Inc. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities described in “Use of Proceeds.”

Debentures and Demand Notes

During the fiscal year ended September 25, 2006, we and our subsidiary, The Money Tree of Georgia Inc., (1) received gross proceeds of $21.1 million from the sale of debentures and $11.5 million from the sale of demand notes, and (2) paid $12.1 million for redemption of debentures and $16.2 million for redemption of demand notes. As of September 25, 2006, we and our subsidiary had $77.9 million of debentures and $8.1 million of demand notes outstanding compared to $68.9 million of debentures and $12.9 million of demand notes outstanding, as of September 25, 2005.

Debentures may be redeemed at our investor’s option at the end of the interest adjustment period selected by them (one years, two years or four years) or at maturity. Demand Notes may be redeemed by holders at any time. We intend to meet our obligation to repay such debt with cash generated from sales of the Debentures and Demand Notes, cash on hand, income from operations or working capital.

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

Although we have been without a significant line of credit for the past two years, we have not experienced any material cash flow problems and do not expect any cash flow problems during the next 12 months. This is due in part to the following factors:

•	During the period of September 26, 2005 through September 25, 2006, we and our subsidiary, The Money Tree of Georgia Inc., averaged over $1.7 million per month in sales of new debentures,

•	We had an average cash equivalents balance during fiscal year 2006 of $10.5 million. Our cash and cash equivalents balance at September 25, 2006 was $12.9 million;

•	Cash collections increased over 7.5% in fiscal year 2006 to approximately $75.8 million. This represents approximately 83.0% of our average gross outstanding finance receivables during the period;

•	During fiscal year 2006, we modified our business plan regarding lending. We decided to curtail the number of larger, longer-term loans and focus on small, shorter-term lending. This has led to a narrowing of the gap between our loans originated and loans repaid, thus requiring less cash needed in this area; and

•	The average term of our direct consumer loans is less than seven months and, therefore, if we anticipate having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow.

We are, however, continually evaluating the possibility of obtaining a line of credit for our long-term financing needs. If we fail to secure a line of credit, we will continue to be heavily reliant upon our ability to sell the Debentures and Demand Notes for our liquidity. If the sale of Debentures and Demand Notes is curtailed for any reason and we fail to obtain a line of credit, our ability to meet our obligations, including our redemption obligations with respect to the debentures and demand notes, could be materially and adversely affected. Please see “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Subsequent Events

From September 26, 2006 to December 25, 2006, we had raised $1.9 million in debentures net of redemptions and we had redeemed $0.6 million more demand notes than we had sold. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Recent Accounting Pronouncements

Set forth below are recent accounting pronouncements that may have a future effect on operations.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on September 26, 2005 and it had no significant impact on its financial position or operating results.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on the Company’s financial position and operating results.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement will be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of SFAS 158 on the Company’s financial position and operating results.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements, but it does not expect the adoption of SAB 108 to have an impact on its financial position or results of operations.

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

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 12 and 15 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Business – Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2006:

Contractual Obligations
	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long term debt	$87,686	$21,003	$39,539	$26,988	$156
Operating leases	5,587	2,472	2,532	519	64

Total obligations	$93,273	$23,475	$42,071	$27,507	$220

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries (the “Company”) as of September 25, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended September 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida January 24, 2007

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2006	2005
Assets
Cash and cash equivalents	$12,919,524	$9,618,557
Finance receivables, net	76,657,536	74,660,239
Other receivables	1,012,913	1,099,352
Employee receivables	2,029	5,465
Inventory	2,195,463	2,401,631
Property and equipment, net	4,580,804	4,849,775
Deferred income taxes	645,000	645,000
Intangible assets	1,403,273	1,410,019
Other assets	2,070,412	1,314,510

Total assets	$101,486,954	$96,004,548

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$3,525,278	$3,605,305
Accrued interest payable	11,581,412	9,476,662
Senior debt	668,549	1,185,546
Senior subordinated debt	600,000	1,000,000
Variable rate subordinated debentures	77,910,202	68,904,753
Demand notes	8,136,850	12,867,207
Junior subordinated debt, related parties	370,000	800,000
Commitments and contingencies (see Notes 12 and 15)

Total liabilities	102,792,291	97,839,473

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized,
2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,982,984)	(3,512,572)

Total shareholders’ deficit	(1,305,337)	(1,834,925)

Total liabilities and shareholders’ deficit	$101,486,954	$96,004,548

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended September 25,	2006	2005	2004
Interest and fee income	$20,048,211	$18,843,015	$17,051,888
Interest expense	(7,349,884)	(6,354,744)	(5,848,428)

Net interest and fee income before provision for credit losses	12,698,327	12,488,271	11,203,460
Provision for credit losses	(4,737,644)	(2,767,868)	(2,923,093)

Net interest and fee income after provision for credit losses	7,960,683	9,720,403	8,280,367
Insurance commissions	11,262,655	10,490,324	6,477,309
Commissions from motor club memberships from company owned by related parties	1,957,478	1,474,454	1,995,389
Income tax service agreement income from company owned by related parties	83,034	161,739	400,173
Other income	2,254,478	2,472,971	2,133,687

Net revenue before retail sales	23,518,328	24,319,891	19,286,925

Retail sales	17,972,565	15,342,564	14,359,925
Cost of sales	(11,611,383)	(9,639,546)	(9,401,227)

Gross margin on retail sales	6,361,182	5,703,018	4,958,698

Net revenues	29,879,510	30,022,909	24,245,623

Operating expenses
Personnel expense	(16,055,481)	(15,349,599)	(12,749,664)
Facilities expense	(3,829,170)	(3,640,192)	(2,970,349)
General and administrative expenses	(3,291,818)	(3,520,904)	(3,060,458)
Other operating expenses	(5,974,476)	(6,693,942)	(6,073,721)

Total operating expenses	(29,150,945)	(29,204,637)	(24,854,192)

Net operating income (loss)	728,565	818,272	(608,569)
Other non-operating income	151,233	—	—
Loss on sale of property and equipment	(75,720)	(80,695)	(30,349)

Income (loss) before income tax (expense) benefit	804,078	737,577	(638,918)
Income tax (expense) benefit	(274,490)	(304,429)	208,090

Net income (loss)	$529,588	$433,148	$(430,828)

Net income (loss) per common share, basic and diluted	$17.92	$14.66	$(14.58)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock				Accumulated Deficit	Total Shareholders’ Deficit
	Class A Voting		Class B Non-voting
	Shares	Stated Value	Shares	Stated Value
Balance at September 25, 2003	2,686	$1,677,647	—	$—	$(3,514,892)	$(1,837,245)
Stock issued to Class A
Shareholder	—	—	26,860	—	—	—
Net loss	—	—	—	—	(430,828)	(430,828)

Balance at September 25, 2004	2,686	1,677,647	26,860	—	(3,945,720)	(2,268,073)
Net income	—	—	—	—	433,148	433,148

Balance at September 25, 2005	2,686	1,677,647	26,860	—	(3,512,572)	(1,834,925)
Net income	—	—	—	—	529,588	529,588

Balance at September 25, 2006	2,686	$1,677,647	26,860	$—	$(2,982,984)	$(1,305,337)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$529,588	$433,148	$(430,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	4,737,644	2,767,868	2,923,093
Depreciation	946,745	901,134	817,789
Amortization	6,746	8,191	11,266
Deferred income taxes	—	(196,464)	(289,564)
Loss on sale of property and equipment	75,720	80,695	30,349
Change in assets and liabilities, net of effect of acquisitions:
Other receivables	86,439	3,804,736	(2,830,429)
Employee receivables	3,436	12,562	(800)
Inventory	206,168	(108,762)	716,348
Other assets	(755,902)	(346,012)	(438,606)
Accounts payable and other accrued liabilities	(80,027)	(63,827)	803,712
Accrued interest payable	2,104,750	1,633,047	1,944,868

Net cash provided by operating activities	7,861,307	8,926,316	3,257,198

Cash flows from investing activities, net of effect of acquisitions
Finance receivables originated	(82,541,695)	(84,958,236)	(67,112,782)
Finance receivables repaid	75,806,754	70,540,526	61,113,367
Purchase of property and equipment	(898,832)	(1,264,295)	(2,055,382)
Proceeds from sale of property and equipment	145,338	90,130	74,045
Acquisition of businesses, net of cash acquired	—	—	(3,971,240)

Net cash used in investing activities	(7,488,435)	(15,591,875)	(11,951,992)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(516,997)	(876,698)	1,174,527
Senior subordinated debt	(400,000)	300,000	(3,200,000)
Junior subordinated debt and related parties	(430,000)	—	38,031
Demand notes	(4,730,357)	1,165,228	1,424,749
Proceeds-variable rate subordinated debentures	21,060,333	18,226,514	20,034,837
Payments-variable rate subordinated debentures	(12,054,884)	(10,904,042)	(11,153,648)

Net cash provided by financing activities	2,928,095	7,911,002	8,318,496

Net change in cash and cash equivalents	3,300,967	1,245,443	(376,298)
Cash and cash equivalents, beginning of year	9,618,557	8,373,114	8,749,412

Cash and cash equivalents, end of year	$12,919,524	$9,618,557	$8,373,114

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,245,134	$4,721,697	$3,799,196

Income taxes	$1,180,024	$337,148	$265,344

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

Income Recognition

Accounting principles generally accepted in the United States require that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. An interest yield method is used by the Company on each individual precomputed account to calculate income for on-going accounts, however, state regulations often allow interest refunds to be made according to the Rule of 78’s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that the precomputed accounts effectively yield on a Rule of 78’s basis. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2006, 2005, and 2004 were $2,919,148, $2,405,559, and $1,901,153, respectively.

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

The Company’s charge-off policy requires that balances be charged off when they are 180 days since last payment, unless upon review by management, the balance is deemed collectible by garnishment of wages, bankruptcy proceedings or other collection methods. Also, an account may be charged-off if it is determined by senior management that the account is uncollectible due to certain circumstances, as in the death of the customer who did not elect to purchase credit life insurance for the loan contract or in situations when repossession and sale of collateral occurs and the balance is not recoverable through the legal process or other methods. Loan balances charged off exclude accrued interest, which is reversed against interest income. Accounts that are to be disbursed under a plan of bankruptcy are monitored separately from other accounts. The charge-off policy generally coincides with the bankruptcy plan period while payments are scheduled under the loan. Direct consumer loans are charged off net of proceeds from non-filing insurance (see discussion below). For consumer sales finance and motor vehicle installment sales contracts, the Company is granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off.

The Company accounts for its impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Goodwill and Other Intangible Assets

Prior to July 1, 2001, intangible assets acquired in business combinations accounted for by the purchase method of accounting were capitalized and amortized over their expected useful life. Acquisitions after June 30, 2001 are accounted for under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company uses a fair value approach to test for the potential impairment of goodwill and tradenames. Estimated fair value exceeded carrying value for the tradenames and all reporting units that have allocated goodwill and therefore no impairment loss was recognized during the periods presented. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In Management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2006 and 2005.

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

Fair Value of Financial Instruments

The following methods and assumptions are used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents. Cash consists of cash on hand and with banks, either in commercial accounts, or money market accounts.

Finance receivables. Finance receivables are reported net of unearned interest, insurance commissions, discounts and allowances for credit losses, which are considered short-term because the average life is approximately five months, assuming prepayments. The discounted cash flows of the loans approximate the net finance receivables.

Subordinated debentures. The carrying value approximates fair value due to rights to redeem the debenture for a price equal to 100 percent of the principal on demand. The debenture holder also may redeem the debenture for 100 percent of the principal on demand subject to a 90-day interest penalty.

Demand notes. The carrying value approximates fair value due to rights to withdraw the balance at any time.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

Senior debt. The carrying value of the Company’s senior debt approximates fair value due to the relatively short period of time from origination of the instruments and their expected payment.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $865,512, $864,170, and $713,681 for the years ended September 25, 2006, 2005, and 2004, respectively.

Allocation of Expenses to Related Party

The salary of one of the Company’s officers has been allocated to Interstate Motor Club, an affiliate of the Company. The basis for this allocation is that several of the employees of the Money Tree Inc. perform services in support of Interstate Motor Club’s operations. In the past, the portion of the salaries that would have been allocated to Interstate Motor Club approximated the officer’s salary. The Company believes that the officer’s salary continues to approximate the costs of operations being supported by the Money Tree Inc. and has therefore allocated the officer’s salary to Interstate Motor Club, accordingly. During fiscal year 2006, the Company ceased allocating this officer’s salary to Interstate Motor Club and began assessing an administration fee. This fee approximates the cost of support provided to Interstate Motor Club.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based upon weighted–average common shares outstanding. The basic weighted-average shares have been restated for a stock split affected in the form of a stock dividend for the year ended September 25, 2004 (see Note 9). There are no potentially dilutive securities issued or outstanding.

Reclassification

Certain 2005 and 2004 amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2006 presentation.

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3 (SOP), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on September 26, 2005 and it had no significant impact on its financial position or operating results.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement will be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of SFAS 158 on the Company’s financial position and operating results.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements, but it does not expect the adoption of SAB No. 108 to have an impact on its financial position or results of operations.

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2006	2005
Finance receivables, direct consumer	$51,690,600	$53,762,475
Finance receivables, consumer sales finance	11,813,566	9,661,474
Finance receivables, auto sales finance	31,280,840	29,765,603

Total gross finance receivables	94,785,006	93,189,552
Unearned insurance commissions	(3,128,529)	(3,741,947)
Unearned finance charges	(12,781,597)	(13,195,781)
Accrued interest receivable	925,874	1,180,436
Unearned discounts	(3,859)	(140,207)

Finance receivables, before allowance for credit losses	79,796,895	77,292,053
Allowance for credit losses	(3,139,359)	(2,631,814)

Finance receivables, net	$76,657,536	$74,660,239

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2006	2005	2004
Beginning balance	$2,631,814	$2,055,402	$1,704,634
Provisions for credit losses	4,737,644	2,767,868	2,923,093
Charge-offs	(4,392,129)	(2,300,592)	(2,686,875)
Recoveries	165,379	104,404	39,554
Other	(3,349)	4,732	74,996

Ending balance	$3,139,359	$2,631,814	$2,055,402

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2006, 2005, and 2004, cash collections of principal amounts of receivables (including renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $95,880,074, $89,520,121, and $76,689,220, respectively, and these cash collections were 105 percent, 107 percent, and 101 percent of average gross finance receivable balances (excluding accounts in bankruptcy), respectively.

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $18,561,872, $16,494,707, and $10,953,155 at September 25, 2006, 2005 and 2004, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to the entire group was $3,139,359, $2,631,814, and $2,055,402 at September 25, 2006, 2005 and 2004, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $1,039,956, $777,488, and $532,540 for the years ended September 25, 2006, 2005, and 2004, respectively.

Finance receivables charged off are net of proceeds from non-filing insurance. The Company purchases non-file insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording these liens. Amounts recoverable from non-file insurance claims totaled $2,750,028, $2,943,380, and $5,863,816 for the years ended September 25, 2006, 2005, and 2004, respectively. (The 2004 recoveries are net of $1,025,000 contingent legal fees resulting from the settlement of the payment of claims.) If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-file insurance claims were $538,184 and $518,853 at September 25, 2006 and 2005, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2006	2005
Used automobiles	$1,587,963	$1,900,894
Home furnishings and electronics	607,500	500,737

Total inventory	$2,195,463	$2,401,631

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2006	2005
Furniture and equipment	$5,625,684	$5,211,096
Automotive equipment	1,622,599	1,598,635
Leasehold improvements	2,511,185	2,390,456

	9,759,468	9,200,187
Accumulated depreciation	(5,178,664)	(4,350,412)

Total property and equipment, net	$4,580,804	$4,849,775

Depreciation expense totaled $946,745, $901,134, and $817,789 for the years ended September 25, 2006, 2005 and 2004, respectively.

NOTE 6 – INTANGIBLE ASSETS

During the years ended September 25, 2006 and 2005, the Company tested goodwill for impairment according to the provisions of FASB Statement 142, “Goodwill and Other Intangible Assets,” which resulted in no impairment. Future impairment tests will be performed annually in the fourth fiscal quarter. Tests will be performed between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Intangible assets consisted of the following:

September 25,	2006	2005
Goodwill, net of accumulated amortization of $520,825	$1,357,067	$1,357,067
Covenants not to compete, net of accumulated amortization of $41,130 and $34,384, respectively	16,206	22,952
Tradenames	30,000	30,000

Total intangible assets	$1,403,273	$1,410,019

Amortization of covenants not to compete totaled $6,746, $8,191, and $8,191 for the years ended September 25, 2006, 2005, and 2004, respectively.

The estimated amortization expense of covenants not to compete for succeeding years is as follows:

Year ended September 25,
2007	$5,714
2008	5,714
2009	4,778

$16,206

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2006	2005
Accounts payable	$98,875	$182,994
Insurance payable, loan related	659,350	751,317
Accrued payroll	513,968	578,370
Accrued payroll taxes	40,114	44,560
Money orders	799,694	823,585
Sales tax payable	1,260,163	1,118,648
Other liabilities	153,114	105,831

Total accounts payable and other accrued liabilities	$3,525,278	$3,605,305

NOTE 8 – DEBT

Debt consisted of the following:

September 25,	2006	2005
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.61% to 10.25% (some variable), due 2007 to 2019. The carrying values of the collateral at September 25, 2006 and 2005 were $1,145,801 and $3,007,788 respectively.	$668,549	$1,185,546

Total senior debt	668,549	1,185,546

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

September 25,	2006	2005
Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (9.25% and 8.0% at September 25, 2006 and 2005, respectively, 8% floor, 14% ceiling), interest only payable quarterly, principal due August 5, 2007.	$600,000	$1,000,000

Total senior subordinated debt	600,000	1,000,000

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2010.	64,678,723	68,904,753
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	13,231,479	—

Total subordinated debentures	77,910,202	68,904,753

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	2,155,217	12,867,207
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	5,981,633	—

Total demand notes	8,136,850	12,867,207

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%, due November 20, 2006. The balance was paid on April 11, 2006.	—	300,000
Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	370,000	500,000

Total junior subordinated debt, related parties	370,000	800,000

Total debt	$87,685,601	$84,757,506

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

The senior subordinated debt, due to the company’s credit insurance underwriter, was obtained in 2005. The loan agreements contain various restrictions, including minimum liquid net worth maintenance, limitations on certain indebtedness, and certain other restrictions. The Company is in compliance with these covenants and restrictions at September 25, 2006.

There are no pre-payment penalties on the senior debt or senior subordinated debt. At the Company’s discretion, these debt obligations could be satisfied by paying the outstanding principal balance plus accrued interest.

Effective December 25, 2005, the Company terminated the sale of debentures and demand notes through its subsidiary, The Money Tree of Georgia Inc. and commenced the sale of debentures and demand notes from the Parent company (see Note 19). Since many investors make periodic deposits to the demand notes, some chose to redeem the demand notes from The Money Tree of Georgia Inc. and establish demand notes from The Money Tree Inc. to avoid having multiple accounts.

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

There are no covenants or other special conditions with respect to the Company’s junior subordinated debt.

Aggregate debt maturities at September 25, 2006 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Senior debt, banks and finance companies	$327,295	$67,608	$39,220	$39,220	$39,220	$155,986	$668,549
Senior subordinated debt, credit insurance company	600,000	—	—	—	—	—	600,000
Variable rate subordinated debentures	11,938,500	16,227,410	22,834,586	26,909,706	—	—	77,910,202
Demand notes	8,136,850	—	—	—	—	—	8,136,850
Subordinated debt-related parties	—	370,000	—	—	—	—	370,000

	$21,002,645	$16,665,018	$22,873,806	$26,948,926	$39,220	$155,986	$87,685,601

Interest expense totaled $7,349,884, $6,354,744, and $5,848,428 for the years ended September 25, 2006, 2005 and 2004, respectively.

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

The provision for income taxes for the years ended September 25, 2006, 2005, and 2004 consisted of the following:

Years ended September 25,	2006	2005	2004
Current tax expense (benefit)
Federal	$240,485	$408,383	$39,979
State	34,005	92,510	41,495

Total	274,490	500,893	81,474
Deferred income tax expense (benefit)
Federal	18,000	(174,091)	(241,578)
State	(4,949)	(41,734)	(47,986)
Increase in valuation allowance	(13,051)	19,361	—

Total	—	(196,464)	(289,564)

	$274,490	$304,429	$(208,090)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate to pretax income for the years ended September 25, 2006, 2005 and 2004 due to the following:

Years ended September 25,	2006	2005	2004
Income tax expense at Federal statutory income tax rates	$273,387	$250,776	$(217,232)
Increase (decrease) in income taxes resulting from:
Non-taxible income	(52,717)	—	—
State income taxes, net of federal tax benefit	31,836	1,990	(13,240)
Non-deductible expenses	26,502	27,355	32,177
Increase in valuation allowance	(13,051)	19,361	—
Other	8,533	4,947	(9,795)

	$274,490	$304,429	$(208,090)

Net deferred tax assets consist of the following components:

September 25,	2006	2005
Deferred tax liability:
Property and equipment	$474,000	$573,000
Intangible assets	3,000	—

	477,000	573,000
Deferred tax assets:
Allowance for credit losses	1,256,000	1,053,000
Federal and state net operating loss carryforwards	308,412	321,463
Interest income	197,000	209,000
Insurance commissions	1,080,000	1,308,000
Intangible assets	—	59,000

	2,841,412	2,950,463

Net deferred tax assets	2,364,412	2,377,463
Valuation allowance	(1,719,412)	(1,732,463)

Net deferred tax assets, less valuation allowance	$645,000	$645,000

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

The Company has available at September 25, 2006, unused state operating loss and charitable carryforwards of $5,140,589 that expire in various amounts in years from 2009 through 2025.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

As of, or for the years ended September 25,	2006	2005	2004
Interest expense, junior subordinated debt, related parties	$50,944	$63,260	$28,143
Junior subordinated debt owed to a shareholder	370,000	800,000	800,000
Rent expense, companies controlled by shareholders	2,187,432	2,135,222	1,727,304
Motor club commissions earned by The
Money Tree Inc. and Subsidiaries represents sales of motor club member-ships with the Company acting as agent for an affiliate owned by a shareholder and other related parties	1,957,478	1,474,454	1,995,389
Income tax service agreement income from affiliated company owned by a shareholder and other related parties	83,034	161,739	400,173
Advances to companies affiliated through common ownership	—	12,477	5,779

A shareholder of the Company and certain family members held junior subordinated debt of the company in varying amounts during the fiscal year 2004. During 2004, the Company’s subsidiary, The Money Tree of Louisiana, Inc., received loans from the founder and former CEO totaling $800,000 (see Note 8). The interest paid on this debt is included in the interest expense on the Consolidated Statements of Income.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s President is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. The Company’s President is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

The Company receives commissions from sales of motor club memberships from an entity, owned by the estate of the Company’s founder and former CEO and his three children (including the Company’s President), pursuant to an Agency Sales Agreement.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the estate of the Company’s founder and former CEO and two other officers of the Company.

At various times in fiscal years 2005 and 2004, the Company or its subsidiaries advanced loans to the Company’s founder and former CEO and companies affiliated through common ownership. These were evidenced by promissory notes and accrued interest at rates prevailing at the time of the advance.

NOTE 12 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2006 were as follows:

Year Ending September 25	Companies controlled by related parties	Other	Total
2007	$1,833,732	$638,174	$2,471,906
2008	1,070,994	532,301	1,603,295
2009	603,601	324,711	928,312
2010	219,203	161,020	380,223
2011	80,161	58,968	139,129
Thereafter	64,300	—	64,300

	$3,871,991	$1,715,174	$5,587,165

Substantially all of the lease agreements are for a five-year term with one or more renewal options at end of the initial term. Rental expense totaled $2,943,644, $2,813,554, and $2,260,344, for the years ended September 25, 2006, 2005, and 2004, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13 – CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $100,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2006 and 2005 the Company’s cash balances exceeded the FDIC insured coverage of $100,000.

NOTE 14 – RETIREMENT PLAN

The Company has a 401(k) profit-sharing plan and trust. The plan covers substantially all employees, subject to attaining age 21 and completing 1 year of service with the Company. Under the plan, an employee may contribute up to 15 percent of his or her compensation, with the Company matching 25 percent of these contributions up to a maximum of 6 percent of the employee’s compensation.

Profit-sharing expense totaled $35,297, $21,235, and $35,707, for the years ended September 25, 2006, 2005, and 2004, respectively.

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

NOTE 16 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,994,175, $1,901,868, and $1,375,046, for the years ended September 25, 2006, 2005, and 2004, respectively.

NOTE 17 – ACQUISITIONS

During fiscal year 2004, the Company completed two acquisitions in exchange for cash consideration of $3,971,240. The transactions consist of the following:

•	On December 10, 2003, a wholly owned subsidiary, The Money Tree of Louisiana Inc., purchased the assets of the Louisiana offices of Stewart Finance Company in bankruptcy proceedings for aggregate cash consideration of $3,194,037.

•	On June 28, 2004, a wholly owned subsidiary, The Money Tree of Louisiana Inc., purchased the assets of the offices in Louisiana of Titan Financial Louisiana LLC for aggregate cash consideration of $777,203.

The Company’s acquisitions during fiscal year 2004 were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The identifiable assets and liabilities of acquired businesses are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – ACQUISITIONS (CONTINUED)

The following schedule summarizes the acquisitions during fiscal year 2004 that are included in the consolidated statement of cash flows:

September 25,	2004
Fair value of assets acquired:
Finance receivables acquired, gross	$5,428,291
Unearned discounts, interest, fees	(1,912,357)

Finance receivables, net	3,515,934
Property, equipment/other assets	275,306
Goodwill acquired	180,000

Cash paid for acquisitions, net of cash acquired	$3,971,240

The total amount of goodwill recorded in connection with the Company’s acquisitions during fiscal year 2004 is expected to be deductible for income tax purposes.

Pro forma operating results for the Company’s acquisitions during fiscal 2004 have not been presented as they are not significantly different than reported amounts.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,699	$3,349	$20,048
Interest expense	(5,019)	(2,331)	(7,350)

Net interest and fee income before provision for credit losses	11,680	1,018	12,698
Provision for credit losses	(3,676)	(1,061)	(4,737)

Net interest and fee income	8,004	(43)	7,961
Insurance commissions	10,642	621	11,263
Commissions from sale of motor club memberships from affiliated company	1,957	—	1,957
Income tax service agreement from affiliated company	83	—	83
Other income	2,145	109	2,254

Net revenues before retail sales	22,831	687	23,518

Gross margin on retail sales	2,452	3,909	6,361

Segment operating expenses	(24,743)	(4,408)	(29,151)

Segment operating profit	$540	$188	$728

Depreciation	$498	$115	$613
(Included in segment operating expenses)
Total segment assets	$64,289	$27,119	$91,408
Capital expenditures	$390	$64	$454

RECONCILIATION:			2006
Depreciation:
Segment depreciation			$613
Depreciation at corporate level			334

Total depreciation			$947

Total assets for reportable segments			$91,408
Cash and cash equivalents at corporate level			5,073
Other receivables at corporate level			1,013
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,275
Deferred income taxes at corporate level			645
Other assets at corporate level			2,071

Consolidated Assets			$101,487

Total Capital expenditures for reportable segments			$454
Capital expenditures at corporate level			445

Total Capital expenditures			$899

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2005	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$15,453	$3,390	$18,843
Interest expense	(4,441)	(1,914)	(6,355)

Net interest and fee income before provision for credit losses	11,012	1,476	12,488
Provision for credit losses	(891)	(1,877)	(2,768)

Net interest and fee income	10,121	(401)	9,720
Insurance commissions	10,108	383	10,491
Commissions from sale of motor club memberships from affiliated company	1,474		1,474
Income tax service agreement from affiliated company	162		162
Other income	2,291	182	2,473

Net revenues before retail sales	24,156	164	24,320

Gross margin on retail sales	2,654	3,049	5,703

Segment operating expenses	(25,070)	(4,135)	(29,205)

Segment operating profit (loss)	$1,740	$(922)	$818

Depreciation	$478	$99	$577
(Included in segment operating expenses)
Total segment assets	$65,669	$25,905	$91,574
Capital expenditures	$855	$144	$999

RECONCILIATION:			2005
Depreciation:
Segment depreciation			$577
Depreciation at corporate level			324

Total depreciation			$901

Assets:
Total assets for reportable segments			$91,574
Cash and cash equivalents at corporate level			44
Other receivables at corporate level			1,099
Employee receivables at corporate level			5
Property and equipment, net at corporate level			1,324
Deferred income taxes at corporate level			645
Other assets at corporate level			1,314

Consolidated Assets			$96,005

Total Capital expenditures for reportable segments			$999
Capital expenditures at corporate level			265

Total Capital expenditures			$1,264

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended September 25, 2004	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
(In Thousands)
Interest and fee income	$13,584	$3,467	$17,051
Interest expense	(4,045)	(1,803)	(5,848)

Net interest and fee income before provision for credit losses	9,539	1,664	11,203
Provision for credit losses	(1,345)	(1,578)	(2,923)

Net interest and fee income after provision for credit losses	8,194	86	8,280
Insurance commissions	6,248	229	6,477
Commissions from sale of motor club memberships from affiliated company	1,995	—	1,995
Income tax service agreement from affiliated company	400	—	400
Other income	2,023	111	2,134

Net revenues before retail sales	18,860	426	19,286
Gross margin on retail sales	1,470	3,489	4,959
Segment operating expenses	(20,960)	(3,894)	(24,854)

Segment operating profit (loss)	$(630)	$21	$(609)

Depreciation	$399	$76	$475
(included in segment operating expenses)
Total segment assets	$52,186	$26,040	$78,226
Capital expenditures	$695	$436	$1,131

RECONCILIATION:			2004
Depreciation :
Segment depreciation			$475
Depreciation at corporate level			343

Total depreciation			$818

Assets:
Total assets for reportable segments			$78,226
Cash and cash equivalents at corporate level			60
Other receivables at corporate level			4,904
Employee receivables at corporate level			18
Property and equipment, net at corporate level			1,436
Deferred income taxes at corporate level			449
Other assets at corporate level			998

Consolidated total assets			$86,091

Total capital expenditures for reportable segments			$1,131
Capital expenditures at corporate level			924

Total capital expenditures			$2,055

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – DEBT REGISTRATIONS

The Money Tree Inc. has registered with the Securities and Exchange Commission on Form S-1 Registration Statements (1) $75,000,000 of Series A Variable Rate Subordinated Debentures (Commission File No. 333-122531) and (2) $35,000,000 of Subordinated Demand Notes (Commission File No. 333-122533). These Registration Statements were declared effective on November 4, 2005. These securities have also been registered with the state regulatory authorities in the States of Georgia, Florida and Louisiana.

NOTE 20 – VOTING COMMON STOCK SALE

On December 30, 2005, Vance R. Martin, former Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, President of The Money Tree Inc. and son of Vance R. Martin, served as the sole trustee of the trust and, accordingly, had the power to vote the shares held by the trust. Vance R. Martin retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

After Vance R. Martin’s death, 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trusts u/t/a dated September 20, 2005 effective as of August 10, 2006. W. Derek Martin, President and Sole Director of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. The Estate of Vance R. Martin was transferred ownership of 1,211 shares of voting common stock effective as of August 10, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (The “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the presentation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2006. In making the evaluation, management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 25, 2006.

Changes in Internal Control Over Financial Reporting

As noted under Item 9A, Controls and Procedures, in the Company’s Form 10-K/A for the year ended September 25, 2005 filed on January 17, 2007, management determined that a material weakness in the Company’s internal control over financial reporting existed as of September 25, 2005. Management determined that as of September 25, 2005, the Company lacked sufficient internal control processes and procedures over amounts included in the determination of the net finance receivables. This material weakness resulted in errors in accounting for net finance receivables, interest and fee income, and income tax expense or benefit and the related income tax asset or liability. In the course of management’s evaluation of our disclosure controls and procedures as of September 25, 2006, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 25, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In light of the material weakness described above, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with generally accepted accounting principles (GAAP). These measures include, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize the computation the net finance receivables. As a result, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
W. Derek Martin	36	President
Steven P. Morrison	48	Chief Financial Officer
Bradley D. Bellville	40	Vice President
D. Michael Wallace	38	Assistant Vice President
Clayton Penhallegon	71	Second Vice-President – Investments
Dellhia “Cissie” Franklin	50	Vice President – Customer Service
Beverly A. Cross	38	Corporate Secretary

Name	Age	Position with Company
Karen V. Harrell	47	Treasurer
Jennifer L. Ard	30	Vice President – IRAs and Assistant Corporate Secretary
Deborah A. Roberts	45	Assistant Vice President – Customer Service

W. Derek Martin is our President and sole director. Mr. Martin previously served as Vice President – Administration from 1997 until December 2005. In this capacity, his duties included oversight of the entire loan department, including all four states. Prior to 1997, Mr. Martin was a loan approver in our centralized loan approval department. He is the son of Mr. Vance R. Martin. Mr. Martin serves as a director of the Board of Trustees of Bainbridge College. He received a Bachelor of Arts degree in English from Florida State University in 1993.

Steven P. Morrison became our Chief Financial Officer in 2006, previously serving as our Controller from 2000 to 2006. From 1997 to 2000, Mr. Morrison served as Atlanta Area Controller of Loomis, Fargo & Co., a national armored car service company, where his duties included management of the accounting functions and supervision of the accounting staff for the Atlanta service area. Mr. Morrison received a Bachelor of Business Administration degree from Georgia State University in 1983.

Bradley D. Bellville became Vice President in December 2005. From 1997 until 2005 he served as Vice President – Operations. Mr. Bellville’s duties include input on day-to-day operations and oversight of operations for all company locations, including collections for all branches. He also manages the tax program operations conducted with Cash Check. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990.

D. Michael Wallace became our Assistant Vice President in December 2005. His duties include assisting the Vice President with oversight of the operations for all company locations, including collections for all branch offices. He also assists in managing the tax program operations conducted by Cash Check. For the nine years prior to 2005, Mr. Wallace held positions of regional manager and branch manager with our company.

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

Deborah A. Roberts became our Assistant Vice President – Customer Service in March 2006. Her responsibilities include follow-up with potential investors and assisting current investors with account processing and questions. She is also responsible for scheduling investment advertising, and processing invoices for payment to the various newspaper companies covering three states. From September 2000 through July 2005, Ms. Roberts served as an Administrative Assistant for Raymond James Financial Services where she was responsible for assisting financial representatives with various client services, including opening new accounts, buying and selling stocks and mutual funds, and keeping the branch current with compliance procedures.

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

We pay the salaries of each of our officers, except for Bradley D. Bellville who was partially compensated by Cash Check Inc. of Ga. through 2005 and W. Derek Martin whose compensation is partially paid by Interstate Motor Club, Inc.

The following are the total remuneration paid to each of our three highest paid officers for the years ended September 25, 2006, 2005 and 2004:

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
W. Derek Martin(1), President	2006	$161,709	$5,181
	2005	$119,826	$3,750
	2004	$114,108	$4,124

Bradley D. Bellville(2), Vice President	2006	$130,167	$2,776
	2005	$77,130	$15,764
	2004	$73,440	$16,183

Steven P. Morrison, Chief Financial Officer	2006	$79,407	$3,750
	2005	$70,765	$750
	2004	$67,286	$750

(1)	Mr. Martin was paid $62,911 in 2006; $123,576 in 2005; and $118,232 in 2004 of such compensation by Interstate Motor Club, Inc. See “Certain Relationships and Related Transactions.”

(2)	Mr. Bellville was paid $33,865 in 2005 and $38,490 in 2004 of such compensation by Cash Check Inc. of Ga. See “Certain Relationships and Related Transactions.”

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

On December 30, 2005, Vance R. Martin, former Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, President of The Money Tree Inc. and son of Vance R. Martin, served as the sole trustee of the trust and, accordingly, had the power to vote the shares held by the trust. Vance R. Martin retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

After Vance R. Martin’s death, 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trusts u/t/a dated September 20, 2005 effective as of August 10, 2006. W. Derek Martin, President and Sole Director of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. The Estate of Vance R. Martin was transferred ownership of 1,211 shares of voting common stock effective as of August 10, 2006.

See “Certain Relationships and Related Transactions” and “Risk Factors – We are controlled by Mr. Martin and don’t have any independent board members overseeing our operations.”

Item 13.	Certain Relationships and Related Transactions:

Our officers also serve as the officers of various of our subsidiaries. W. Derek Martin is our sole director and sole director of each of our subsidiaries. We may be subject to various conflicts of interest in our relationship with Mr. Martin and his other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our sole director and each of their affiliates.

The Estate of Vance R. Martin owns 40% of the outstanding stock of Interstate Motor Club, Inc. and each of Vance R. Martin’s three children, including W. Derek Martin, our President, owns 20%. Interstate Motor Club, Inc. pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During fiscal year ended September 25, 2006, we received $2.2 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s President is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. The Company’s President is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

Cash Check Inc. of Ga. is a company owned by The Estate of Vance R. Martin (50%), Bradley Bellville, our Vice President (25%), and Beverly A. Cross, our Corporate Secretary (25%). Cash Check prepares and files income tax returns to our customers and other consumers. Pursuant to a service agreement, Cash Check prepares and files income tax returns for our customers. We provide substantially all expenses related to customer service, including personnel, facilities and equipment for Cash Check and receive approximately 90% of the net income resulting from income tax returns filed by Cash Check. The service agreement states that the following services be provided to Cash Check: (1) assisting customers in preparing tax returns; (2) handling the in-office preparation and processing of tax returns; (3) maintaining a supply of forms and documents related to the preparation and electronic filing of tax returns; and (4) doing such other acts as are necessary or desirable in connection with preparing and electronically filing tax returns for customers. During fiscal year ended September 25, 2006, we received $83,034 pursuant to the service agreement.

Vance R. Martin loaned to our subsidiary, The Money Tree of Louisiana, Inc., approximately $0.4 million evidenced by a promissory note. The note is dated July 14, 2004, matures on June 28, 2008 and bears interest at a rate of 8% per annum payable to The Estate of Vance R. Martin on a monthly basis. The balance of the note at September 25, 2006, was $0.4 million.

Item 14.	Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2006 and 2005 by Carr, Riggs & Ingram, LLC for the audit of the Company’s annual financial statements were $261,550 and $277,851, respectively.

Item 15.	Exhibits, Financial Statement Schedules:

The following documents are filed as exhibits to this annual report.

Exhibit No.	Description
3.1	Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 abd incorporated herein by reference)

3.2	Amendment to Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated here in by reference)

3.3	Bylaws of The Money Tree Inc, (filed as Exhibit 3.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.4	Amendment to the Bylaws of The Money Tree Inc. (filed as exhibit 3.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

4.1	Amended and Restated Indenture between The Money Tree Inc. and U.S. Bank National Association dated September 20, 2005 (filed as exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on September 21, 2005 and incorporated herein by reference.

4.2	Form of debenture (included in Exhibit 4.1)

4.3	Indenture between The Money Tree Inc. and U.S. National Bank Association dated April 27, 2005 (filed as Exhibit 4.1 to Amendment No. 2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission file No. 333-122533, on June 30, 2005 and incorporated herein by reference.

4.4	Form of demand note (included in Exhibit 4.3)

10.1	Agency Sales Agreement between The Money Tree Inc. and Intestate Motor Club, Inc. dated December 9, 1994 (filed as Exhibit 10.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference.

10.2	Service Agreement between The Money Tree of Georgia Inc. and Cash Check Inc. of Ga. Dated January 8, 1997 (filed as Exhibit 10.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.3	Promissory Note for $500,000 from Money to Lend of Louisiana, inc. to Vance R. Martin dated July 14, 2004 (filed as Exhibit 10.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.4	Purchase Agreement for $1,000,000 loan from Life of the South Corporation to The Money Tree Inc. dated August 5, 2005 (filed as Exhibit No. 333-122531, on August 8, 2005 and incorporated here in by reference)

10.5	Senior Subordinated Note for $1,000,000 from The Money Tree Inc. to Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.6 to Amendment No. 3 to the Form S-1 Registration Statement of the Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

10.6	Amendment No. 1 to Purchase Agreement and Senior Subordinated Note between The Money Tree Inc. and Life of the South Corporation dated August 5, 2005 (filed as Exhibit 10.7 to amendment No. 3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on August 8, 2005 and incorporated herein by reference)

12	Statement regarding computation of ratios

21	Subsidiaries of The Money Tree Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONEY TREE INC.

Date: January 25, 2007	By:	/s/ W. Derek Martin
W. Derek Martin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2007	By:	/s/ W. Derek Martin
W. Derek Martin
President

Date: January 25, 2007	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer