Form 10-Q
period 2006-12-25
Money Tree, Inc.
filed 2007-02-08
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-122531

THE MONEY TREE INC

(Exact name of registrant as specified in its charter)

Georgia	58-2171386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at December 25, 2006
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2006

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2006	September 25, 2006
	(Unaudited)
Assets

Cash and cash equivalents	$13,904,553	$12,919,524
Finance receivables, net	78,156,778	76,657,536
Other receivables	1,255,752	1,012,913
Employee receivables	4,862	2,029
Inventory	2,024,453	2,195,463
Property and equipment, net	4,031,576	4,580,804
Deferred income taxes	645,000	645,000
Intangible assets	1,401,844	1,403,273
Other assets	1,430,328	2,070,412

Total assets	$102,855,146	$101,486,954

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,973,223	$3,525,278
Accrued interest payable	12,204,127	11,581,412
Senior debt	577,569	668,549
Senior subordinated debt	450,000	600,000
Variable rate subordinated debentures	78,795,432	77,910,202
Demand notes	7,510,460	8,136,850
Junior subordinated debt, related parties	265,000	370,000

Total liabilities	103,775,811	102,792,291

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,598,312)	(2,982,984)

Total shareholders’ deficit	(920,665)	(1,305,337)

Total liabilities and shareholders’ deficit	$102,855,146	$101,486,954

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Income

Three months ended December 25,	2006	2005
	(Unaudited)
Interest and fee income	$5,134,605	$5,227,513
Interest expense	(1,941,069)	(1,708,569)

Net interest and fee income before provision for credit losses	3,193,536	3,518,944
Provision for credit losses	(1,126,703)	(1,550,844)

Net interest and fee income after provision for credit losses	2,066,833	1,968,100
Insurance commissions	2,696,423	3,248,373
Commissions from motor club memberships from company owned by related parties	544,987	563,802
Other income	592,580	581,965

Net revenue before retail sales	5,900,823	6,362,240

Retail sales	5,085,267	5,414,882
Cost of sales	(3,195,578)	(3,543,165)

Gross margin on retail sales	1,889,689	1,871,717

Net revenues	7,790,512	8,233,957

Operating expenses
Personnel expense	(3,859,278)	(4,184,497)
Facilities expense	(959,265)	(999,770)
General and administrative expenses	(766,879)	(806,960)
Other operating expenses	(1,280,247)	(1,493,647)

Total operating expenses	(6,865,669)	(7,484,874)
Net operating income	924,843	749,083
Loss on sale of property and equipment	(9,638)	(5,114)

Income before income tax expense	915,205	743,969
Income tax expense	(530,533)	(313,753)

Net income	$384,672	$430,216

Net income per common share, basic and diluted	$13.02	$14.56
Weighted average shares outstanding	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$384,672	$430,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,126,703	1,550,844
Depreciation	217,640	238,063
Amortization	1,429	2,202
Deferred income taxes	—	(78,000)
Loss on sale of property and equipment	9,638	5,114
Change in assets and liabilities
Other receivables	(242,839)	(690,881)
Employee receivables	(2,833)	547
Inventory	171,010	(229,859)
Other assets	640,084	(98,307)
Accounts payable and other accrued liabilities	447,945	601,061
Accrued interest payable	622,715	430,062

Net cash provided by operating activities	3,376,164	2,161,062

Cash flows from investing activities
Finance receivables originated	(20,523,890)	(23,852,426)
Finance receivables repaid	17,897,945	17,818,357
Purchase of property and equipment	(133,982)	(335,425)
Proceeds from sale of property and equipment	455,932	25,880

Net cash used in investing activities	(2,303,995)	(6,343,614)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(90,980)	469,728
Senior subordinated debt	(150,000)	—
Junior subordinated debt and related parties	(105,000)	—
Demand notes	(626,390)	(1,538,324)
Proceeds-variable rate subordinated debentures	3,900,099	6,880,055
Payments-variable rate subordinated debentures	(3,014,869)	(3,705,901)

Net cash provided by (used in) financing activities	(87,140)	2,105,558

Net change in cash and cash equivalents	985,029	(2,076,994)

Cash and cash equivalents, beginning of period	12,919,524	9,618,557

Cash and cash equivalents, end of period	$13,904,553	$7,541,563

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2006	2005
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$1,269,028	$1,278,507

Income taxes	$6,949	$817,325

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the three months ended December 25, 2006 and 2005 are not necessarily indicative of the results for the full fiscal year.

As described in the Company’s 10-K/A for the year ended September 25, 2005, certain components of amounts contained in the Company’s net finance receivables were understated due to an inadvertent omission of certain loans from the computation of unearned interest beginning in the year ended September 25, 2003 and continuing through the year ended September 25, 2006. The result of this omission was an overstatement of net finance receivables and interest and fee income for the years ended September 25, 2003, 2004, and 2005 and the interim periods within these years. Also, the omission resulted in an overstatement of finance receivables and an understatement of interest and fee income for the first three quarters of the year ended September 25, 2006.

After recording adjustments to correct the misstatements resulting from the unearned interest matter described above, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“FAS 109”). The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it was no longer more likely than not that the net deferred tax assets were realizable based on the guidance provided in FAS 109. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets through a prior period adjustment to the shareholders’ deficit balance as of September 25, 2002. For periods subsequent to September 25, 2002, the Company has maintained a valuation allowance to offset all net deferred tax assets with the exception of amounts considered more likely than not realizable due to anticipated tax refunds that are believed likely of collection.

As a result of the above omission the Company restated its Consolidated Financial Statements as of, and for the years ended September 25, 2005, 2004 and 2003. This restatement affected the Consolidated Balance Sheet at December 25, 2005 as follows:

	As reported	As restated
Finance receivables, net	$81,624,015	$79,143,464
Deferred tax assets	2,063,000	723,000
Other assets	1,334,626	1,838,390
Accounts payable and other accrued liabilities	5,010,556	4,631,917
Accumulated deficit	(144,187)	(3,082,335)

The effect of the restatement of the Consolidated Statements of Operations for the years ended September 25, 2003, 2004 and 2005 did not have a material effect on the interim Statements of Operations for the three months ended December 25, 2005. The effect of the restatement on the consolidated financial statements for the three months ended March 25, 2006 and June 25, 2006 will be disclosed in the respective Form 10-Q when issued.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement will be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of SFAS 158 on its financial statements, but it does not expect the adoption of SFAS 158 to have an impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements, but it does not expect the adoption of SAB No. 108 to have an impact on its financial position or results of operations.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2006	September 25, 2006
	(Unaudited)
Finance receivables, direct consumer	$51,828,938	$51,690,600
Finance receivables, consumer sales finance	13,069,814	11,813,566
Finance receivables, auto sales finance	31,568,578	31,280,840

Total gross finance receivables	96,467,330	94,785,006
Unearned insurance commissions	(3,262,764)	(3,128,529)
Unearned finance charges	(12,838,372)	(12,781,597)
Accrued interest receivable	890,743	925,874
Unearned discounts	(1,889)	(3,859)

Finance receivables, before allowance for credit losses	81,255,048	79,796,895
Allowance for credit losses	(3,098,270)	(3,139,359)

Finance receivables, net	$78,156,778	$76,657,536

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2006	As of and for the year ended September 25, 2006	As of and for the three months ended December 25, 2005
	(Unaudited)		(Unaudited)

Beginning balance	$3,139,359	$2,631,814	$2,631,814

Provisions for credit losses	1,126,703	4,737,644	1,550,844

Charge-offs	(1,195,639)	(4,392,129)	(1,414,312)

Recoveries	27,932	165,379	23,683

Other	(85)	(3,349)	7,299

Ending balance	$3,098,270	$3,139,359	$2,799,328

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2006	September 25, 2006
	(Unaudited)

Used automobiles	$1,498,689	$1,587,963

Home furnishings and electronics	525,764	607,500

Total inventory	$2,024,453	$2,195,463

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2006	September 25, 2006
	(Unaudited)

Accounts payable	$57,401	$98,875
Insurance payable, loan related	917,473	659,350
Accrued payroll	514,786	513,968
Accrued payroll taxes	39,580	40,114
Money orders	987,907	799,694
Sales tax payable	1,324,569	1,260,163
Other liabilities	131,507	153,114

Total accounts payable and other accrued liabilities	$3,973,223	$3,525,278

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – DEBT

Debt consisted of the following:

	December 25, 2006	September 25, 2006
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of the sole director, interest at 4.49% to 8.25% (some variable), due 2007 to 2009. The carrying values of the collateral at December 25, 2006 and September 25, 2006 were $ 730,557 and $1,145,801, respectively.	$577,569	$668,549

Total senior debt	577,569	668,549

Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (9.5% and 9.5% at December 25, 2006 and September 25, 2006, respectively) (8% floor, 12% ceiling), interest payable quarterly, principal due August 5, 2007.	450,000	600,000

Total senior subordinated debt	450,000	600,000

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2010.	62,030,096	64,678,723

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	16,765,336	13,231,479

Total subordinated debentures	78,795,432	77,910,202

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	1,896,071	2,155,217

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	5,614,389	5,981,633

Total demand notes	7,510,460	8,136,850

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	265,000	370,000

Total junior subordinated debt, related parties	265,000	370,000

Total debt	$87,598,461	$87,685,601

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on current year-to-date basis.

NOTE 9 - RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s President is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments Inc., leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $506,660 and $751,470 for the three months ended December 25, 2006 and 2005, respectively and are included in operating expense in the Accompanying Unaudited Consolidated Statements of Income.

The Company receives commissions from sales of motor club memberships from an entity, owned by the estate of the Company’s founder and former CEO and his three children (including the Company’s President), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $544,986 and $563,802 for the three months ended December 25, 2006 and 2005, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2005.

NOTE 10 – CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the financial position or results of operations of the Company.

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $530,798 and $594,526 for the three months ended December 25, 2006 and 2005, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company: the small consumer loan business in the four states in which the Company operates. The 103 offices that make up this segment are similar in size and in the markets they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,681	$220	$5,901

Gross margin on retail sales	940	950	1,890

Segment operating expenses	(5,894)	(972)	(6,866)

Segment operating profit	$727	$198	$925

December 25, 2006
In Thousands
Assets
Total segment assets	$65,211	$27,194	$92,405

RECONCILIATION:			12/25/06
			(Thousands)
Assets:
Total assets for reportable segments			$92,405

Cash and cash equivalents at corporate level			6,292
Other receivables at corporate level			1,256
Employee receivables at corporate level			5
Property and equipment, net at corporate level			822
Deferred income taxes at corporate level			645
Other assets at corporate level			1,430

Consolidated Assets			$102,855

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2005	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)

Net revenues before retail sales	$6,279	$83	$6,362

			—

Gross margin on retail sales	712	1,160	1,872

Segment operating expenses	(6,264)	(1,221)	(7,485)

Segment operating profit	$727	$22	$749

December 25, 2005
In Thousands
Assets
Total segment assets	$67,263	$29,625	$96,888

RECONCILIATION:			12/25/05
			(Thousands)
Assets:
Total assets for reportable segments			$96,888

Cash and cash equivalents at corporate level			45
Other receivables at corporate level			1,790
Employee receivables at corporate level			5
Property and equipment, net at corporate level			1,394
Deferred income taxes at corporate level			2,063
Other assets at corporate level			1,129

Consolidated Assets			$103,314

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13 – DEBT REGISTRATIONS

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

NOTE 14 – VOTING COMMON STOCK SALE

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

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post-effective amendment to registration statement on Form S-1 filed with the Securities and Exchange Commission on January 25, 2007. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended September 25, 2006.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended December 25,
	2006	2005
Direct Consumer Loans:

Number of Loans Made to New Borrowers	6,071	6,182

Number of Loans Made to Former Borrowers	14,281	13,924

Number of Loans Made to Existing Borrowers	20,352	25,613
Total Number of Loans Made	40,704	45,719
Total Volume of Loans Made	$20,750,756	$24,506,115
Average Size of Loans Made	$510	$536
Number of Loans Outstanding	74,171	72,897
Total of Loans Outstanding*	$46,005,060	$51,911,429
Percent of Loans Outstanding	50.75%	55.35%

Average Balance on Outstanding Loans	$620	$712

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	234	288
Total Volume of Contracts Made	$4,251,753	$4,930,148
Average Size of Contracts Made	$18,170	$17,119
Number of Contracts Outstanding	2,709	2,489
Total of Contracts Outstanding*	$31,568,578	$30,966,025
Percent of Total Loans and Contracts	34.83%	33.02%

Average Balance on Outstanding Contracts	$11,653	$12,441

Consumer Sales Finance Contracts:

Number of Contracts Made to New Customers	41	42

Number of Loans Made to Former Customers	852	746

Number of Loans Made to Existing Customers	893	760
Total Contracts Made	1,786	1,548
Total Volume of Contracts Made	$5,125,678	$4,099,525
Number of Contracts Outstanding	6,365	5,900
Total of Contracts Outstanding*	$13,069,814	$10,908,574
Percent of Total Loans and Contracts	14.42%	11.63%

Average Balance of Outstanding Contracts	$2,053	$1,849

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,823,878 as of December 25, 2006 and $5,391,788 as of December 25, 2005.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of December 25,
	2006	2005
Total Finance Receivables Outstanding (gross):

Direct Consumer Loans	$46,005,060	$51,911,429
Motor Vehicle Installment	31,568,578	30,966,025
Consumer Sales Finance	13,069,814	10,908,574
Bankrupt Accounts	5,823,878	5,391,788

Total Gross Outstanding	$96,467,330	$99,177,816

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

	For the Three Months Ended December 25,
	2006	2005
Direct Consumer Loans:
Balance - beginning	$46,071,669	$48,840,570
Finance receivables originated	20,750,756	24,506,115
Collections	(13,164,231)	(13,705,994)
Refinances	(5,280,243)	(4,545,814)
Charge offs, gross	(1,016,304)	(1,431,743)
Rebates / other adjustments	(1,356,587)	(1,751,705)

Balance - end	$46,005,060	$51,911,429

Consumer Sales Finance Contracts:
Balance - beginning	$11,813,566	$9,661,474
Finance receivables originated	5,125,678	4,099,525
Collections	(1,339,170)	(1,091,493)
Refinances	(1,505,672)	(1,156,315)
Charge offs, gross	(455,672)	(119,158)
Rebates / other adjustments	(568,916)	(485,459)

Balance - end	$13,069,814	$10,908,574

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$31,280,840	$29,765,603
Finance receivables originated	4,251,753	4,930,148
Collections	(3,394,544)	(3,020,870)
Refinances	—	—
Charge offs, gross	(287,010)	(356,900)
Rebates / other adjustments	(282,461)	(351,956)

Balance - end	$31,568,578	$30,966,025

Total Active Accounts:
Balance - beginning	$89,166,075	$88,267,647
Loans originated	30,128,187	33,535,788
Collections	(17,897,945)	(17,818,357)
Refinances	(6,785,915)	(5,702,129)
Charge offs, gross	(1,758,986)	(1,907,801)
Rebates / other adjustments	(2,207,964)	(2,589,120)

Balance - end	$90,643,452	$93,786,028

Total Bankrupt Accounts:
Balance - beginning	$5,618,931	$4,921,905
Charge offs, gross	(167,566)	(211,707)
Adjustments	372,513	681,590

Balance - end	$5,823,878	$5,391,788

Total Gross O/S Receivables	$96,467,330	$99,177,816

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2006	2005
Finance Receivables Originated:
Direct consumer	$20,750,756	$24,506,115
Consumer sales finance	5,125,678	4,099,525
Motor vehicle installment sales	4,251,753	4,930,148

Total gross finance receivables originated	30,128,187	33,535,788
Non-cash items included in gross finance receivables*	(9,604,297)	(9,683,362)

Finance receivables originated - cash flows	$20,523,890	$23,852,426

Finance Receivables Repaid:
Collections
Direct consumer	$13,164,231	$13,705,994
Consumer sales finance	1,339,170	1,091,493
Motor vehicle installment sales	3,394,544	3,020,870

Finance receivables repaid - cash flows	$17,897,945	$17,818,357

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivables balances (since there is no cash generated from the repayment of original finance receivables refinanced).

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 12 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2006	2005
Average net finance receivables (1)	$80,150,494	$79,870,730
Average notes payable (2)	$87,428,317	$86,555,846

Interest income	$3,867,537	$4,136,558
Loan fee income	1,267,068	1,090,955

Total interest and fee income	5,134,605	5,227,513
Interest expense	1,941,069	1,708,569

Net interest and fee income before provision for credit losses	$3,193,536	$3,518,944

Average interest rate earned (annualized)	25.6%	26.2%

Average interest rate paid (annualized)	8.9%	7.9%

Net interest rate spread (annualized)	16.7%	18.3%
Net interest margin (annualized) (3)	15.9%	17.6%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained to account for the probable losses inherent in the finance receivable portfolio. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on historical ratios of charge-offs to average notes receivable.

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

	As of, or for, the Three Months Ended December 25,
	2006	2005
Direct Consumer Loans and Consumer Sales Finance Contracts:

Average net finance receivables	$54,670,518	$55,013,834

Charge offs - direct consumer	$1,016,304	$1,431,743
Charge offs - consumer sales finance	455,672	119,158
Charge offs - bankruptcy	167,566	211,707

Total gross charge offs	1,639,542	1,762,608
Recoveries (all direct consumer)	(758,845)	(728,879)

Charge offs, net	$880,697	$1,033,729
Percent of net charge offs to average receivables	1.6%	1.9%

Motor Vehicle Installment Sales Contracts:

Average outstanding finance receivables	$25,479,976	$24,856,895

Charge offs, gross	$287,010	$356,900
Recoveries	—	—

Charge offs, net	$287,010	$356,900
Percent of net charge offs to average receivables	1.1%	1.4%

Total Receivables:

Average outstanding finance receivables	$80,150,494	$79,870,729

Charge offs, gross	$1,926,552	$2,119,508
Recoveries (all direct consumer)	(758,845)	(728,879)

Charge offs, net	$1,167,707	$1,390,629
Percent of net charge offs to average receivables	1.5%	1.7%

As of December 25, 2006 and September 25, 2006, our allowance for credit losses was $3.1 million and $3.1 million, respectively. The growth in outstanding finance receivables was the primary reason for the increase in our allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended December 25, 2006 and 2005:

	As of December 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$46,005,060	$13,069,814	$31,568,578	$5,823,878	$96,467,330
Loans and Contracts 60 - 90 days past due	$700,767	$209,320	$7,211	$238,516	$1,155,814
Percentage of Outstanding	1.5%	1.6%	0.0%	4.1%	1.2%
Loans and Contracts greater than 90 days past due	$10,763,772	$2,741,714	$—	$3,026,160	$16,531,646
Percentage of Outstanding	23.4%	21.0%	0.0%	52.0%	17.1%
Loans and Contracts greater than 60 days past due	$11,464,539	$2,951,034	$7,211	$3,264,676	$17,687,460
Percentage of Outstanding	24.9%	22.6%	0.0%	56.1%	18.3%

	As of December 25, 2005
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$51,911,429	$10,908,574	$30,966,025	$5,391,788	$99,177,816
Loans and Contracts 60 - 90 days past due	$696,344	$154,387	$—	$238,759	$1,089,490
Percentage of Outstanding	1.3%	1.4%	0.0%	4.4%	1.1%
Loans and Contracts greater than 90 days past due	$9,278,169	$2,442,171	$40,012	$2,775,633	$14,535,985
Percentage of Outstanding	17.9%	22.4%	0.1%	51.5%	14.7%
Loans and Contracts greater than 60 days past due	$9,974,513	$2,596,558	$40,012	$3,014,392	$15,625,475
Percentage of Outstanding	19.2%	23.8%	0.1%	55.9%	15.8%

Results of Operations

Comparison of Three Months Ended December 25, 2006 and 2005

Net Revenues

Net revenues were $7.8 million and $8.2 million for the three months ended December 25, 2006 and 2005, respectively. In fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. This resulted in a significant slowing of the growth we had experienced in previous years that has continued into the first quarter of fiscal year 2007. Gross loan volume was down approximately 10% from the first quarter of 2006 and the corresponding decreases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $3.2 million and $3.5 million for three months ended December 25, 2006 and 2005, respectively. The decrease was due primarily to the decrease in loan volume, as mentioned above. During the first quarter of fiscal year 2007, gross interest income decreased $0.1 million to $5.1 million. Interest expense was $1.9 million and $1.7 million for the three-month periods ended December 25, 2006 and 2005, respectively. The increase in interest expense was due to the additional borrowings, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $1.1 million and $1.6 million for three months ended December 25, 2005 and 2004, respectively. Finance receivables charged off decreased approximately $0.2 million from the previous year, while recoveries of charge offs remained relatively stable. Bankruptcy filings increased dramatically in the early part of the first quarter of fiscal 2006 due to bankruptcy reform legislation that went into effect in October 2005.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.6 million, from $3.8 million to $3.2 million for the three months ended December 25, 2005 and 2006, respectively. This decrease is consistent with our overall decrease in income and loan volume during the first quarter of fiscal 2007. Other income remained approximately the same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.9 million and $1.9 million for three months ended December 25, 2006 and 2005, respectively. The closing of one of our used car lots in June 2006 resulted in a decrease in sales in the automotive segment of $0.7 million compared to the same period last year. Gross margin was down $0.2 million. Sales in the consumer segment were up $0.4 million to last year’s first quarter sales resulting in increased margins of approximately $0.2 million.

Operating Expenses

Operating expenses were $6.9 million and $7.5 million for three months ended December 25, 2006 and 2005, respectively. Personnel expenses were down 8% over the same period last year primarily due to decreases in discretionary bonuses paid and decreases in health benefit related costs. Other operating expenses were down approximately 14% due to decreased level of spending for advertising, postage, and other solicitation costs as well as decreases in travel related cost.

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

Cash and cash equivalents increased from $7.5 million at December 25, 2005 to $13.9 million at December 25, 2006. Cash and cash equivalents increased $1.0 million during the three months ended December 25, 2006 primarily a result of a decrease in funds used in investing activities by virtue of decreased amounts of loans made to our customers net of repayments of loans of $2.6 million. During the first quarter of fiscal 2007, the primary sources of cash were net cash provided by operating activities of $3.4 million. Net cash used in financing activities was $0.1 million, although we issued $3.9 million in debentures but redeemed $3.0 million of debentures and reduced other components of debt. Cash and cash equivalents decreased $2.1 million during the three months ended December 25, 2005. Net cash used in investing activities was $6.3 million as a result of loan originated exceeding loans repaid by $6.0 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $3.2 million and demand note redemptions exceeded sales of demand notes by $1.5 million accounting for the $2.1 million increase in net cash provided by financing activities.

During 2007, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities.

Debentures and Demand Notes

During the three months ended December 25, 2006, we (1) received gross proceeds of $3.9 million from the sale of debentures, and (2) paid $3.0 million for redemption of debentures issued by our subsidiary, The Money Tree of Georgia Inc. and $0.6 million for net redemptions of demand notes issued by us and this subsidiary. As of December 25, 2006, we and this subsidiary had $78.8 million of debentures and $7.5 million of demand notes outstanding compared to $77.9 million of debentures and $8.1 million of demand notes outstanding, as of September 25, 2006.

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

Evaluation of Disclosure Controls and Procedures

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. In making this evaluation, management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 25, 2006.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended December 25, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed, during December 2006 management identified a material weakness in internal control over financial reporting at September 25, 2005. Management determined that as of September 25, 2005, the Company lacked sufficient internal control processes and procedures over amounts included in the determination of the net finance receivables. This material weakness resulted in errors in accounting for net finance receivables, interest and fee income, and income tax expense or benefit and the related income tax asset or liability. In light of this material weakness, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-Q were prepared in accordance with generally accepted accounting principles (GAAP). These measures include, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize the computation of the net finance receivables. As a result, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2006 requiring disclosure under item 103 of Regulation S-K.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

THE MONEY TREE INC.

February 8, 2007	/s/ W. Derek Martin
Date	W. Derek Martin
President (Principal Executive Officer)

February 8, 2007	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)