Form 10-Q
period 2007-03-25
Money Tree, Inc.
filed 2007-05-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007

or

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

Large Accelerated Filer  ☐                 Accelerated Filer  ☐                 Non-accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              ☐ YES     ☑ NO

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2007
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

March 25, 2007

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	March 25, 2007	September 25, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$16,717,133	$12,919,524
Finance receivables, net	75,127,081	76,657,536
Other receivables	964,357	1,012,913
Employee receivables	1,095	2,029
Inventory	2,112,207	2,195,463
Property and equipment, net	4,389,832	4,580,804
Deferred income taxes	645,000	645,000
Intangible assets	1,400,416	1,403,273
Other assets	1,579,972	2,070,412

Total assets	$102,937,093	$101,486,954

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$3,753,757	$3,525,278
Accrued interest payable	12,878,462	11,581,412
Senior debt	598,574	668,549
Senior subordinated debt	300,000	600,000
Variable rate subordinated debentures	79,324,846	77,910,202
Demand notes	6,565,015	8,136,850
Junior subordinated debt, related parties	160,000	370,000

Total liabilities	103,580,654	102,792,291

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized,
2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,321,208)	(2,982,984)

Total shareholders’ deficit	(643,561)	(1,305,337)

Total liabilities and shareholders’ deficit	$102,937,093	$101,486,954

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and fee income	$4,751,280	$5,064,507	$9,885,885	$10,292,020
Interest expense	(1,945,927)	(1,806,107)	(3,886,996)	(3,514,676)

Net interest and fee income before provision for credit losses	2,805,353	3,258,400	5,998,889	6,777,344
Provision for credit losses	(955,897)	(1,072,132)	(2,082,599)	(2,622,976)

Net interest and fee income after provision for credit losses	1,849,456	2,186,268	3,916,290	4,154,368
Insurance commissions	2,588,617	2,548,556	5,285,040	5,796,929
Commissions from motor club memberships from company owned by related parties	394,494	412,753	939,481	976,555
Income tax service agreement income from company owned by related parties	3,310	83,034	3,310	83,034
Other income	688,493	570,961	1,281,073	1,152,925

Net revenue before retail sales	5,524,370	5,801,572	11,425,194	12,163,811

Retail sales	4,626,927	4,602,985	9,712,194	10,017,867
Cost of sales	(3,025,232)	(2,915,339)	(6,220,811)	(6,458,504)

Gross margin on retail sales	1,601,695	1,687,646	3,491,383	3,559,363

Net revenues	7,126,065	7,489,218	14,916,577	15,723,174

Operating expenses
Personnel expense	(3,982,576)	(4,295,604)	(7,841,854)	(8,480,101)
Facilities expense	(918,766)	(969,167)	(1,878,031)	(1,968,937)
General and adminstrative expenses	(766,846)	(876,899)	(1,533,725)	(1,683,859)
Other operating expenses	(1,432,646)	(1,581,423)	(2,712,894)	(3,075,070)

Total operating expenses	(7,100,834)	(7,723,093)	(13,966,504)	(15,207,967)

Net operating income (loss)	25,231	(233,875)	950,073	515,207
Loss on sale of property and equipment	(12,188)	(9,849)	(21,826)	(14,963)

Income (loss) before income tax expense	13,043	(243,724)	928,247	500,244
Income tax (expense) benefit	264,062	97,471	(266,471)	(216,282)

Net income (loss)	$277,105	$(146,253)	$661,776	$283,962

Net income (loss) per common share, basic and diluted	$9.38	$(4.95)	$22.40	$9.61

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$661,776	$283,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,082,599	2,622,976
Depreciation	408,246	476,796
Amortization	2,857	3,889
Deferred income taxes	—	2,000
Loss on sale of property and equipment	21,826	14,963
Change in assets and liabilities
Other receivables	48,556	198,807
Employee receivables	934	2,467
Inventory	83,256	(348,736)
Other assets	490,440	(748,001)
Accounts payable and other accrued liabilities	228,479	419,191
Accrued interest payable	1,297,050	671,163

Net cash provided by operating activities	5,326,019	3,599,477

Cash flows from investing activities
Finance receivables originated	(38,096,586)	(44,556,021)
Finance receivables repaid	37,544,442	39,153,237
Purchase of property and equipment	(758,382)	(555,892)
Proceeds from sale of property and equipment	519,282	25,880

Net cash used in investing activities	(791,244)	(5,932,796)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(69,975)	346,206
Senior subordinated debt	(300,000)	(100,000)
Junior subordinated debt and related parties	(210,000)	—
Demand notes	(1,571,835)	(2,270,422)
Proceeds-variable rate subordinated debentures	6,760,879	12,262,086
Payments-variable rate subordinated debentures	(5,346,235)	(6,354,547)

Net cash provided by (used in) financing activities	(737,166)	3,883,323

Net change in cash and cash equivalents	3,797,609	1,550,004

Cash and cash equivalents, beginning of period	12,919,524	9,618,557

Cash and cash equivalents, end of period	$16,717,133	$11,168,561

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2007	2006
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$2,491,294	$2,843,513

Income taxes	$6,949	$1,014,674

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation (the “Parent”) and subsidiaries (collectively with the Parent, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the three and six months ended March 25, 2007 and 2006 are not necessarily indicative of the results for the full fiscal year.

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

As a result of the above omission the Company restated its Consolidated Financial Statements as of, and for the years ended September 25, 2005, 2004 and 2003. The effect of the restatement of the Consolidated Statements of Operations for the years ended September 25, 2003, 2004 and 2005 did not have a material effect on the interim Statements of Operations for the three and six months ended March 25, 2006. Therefore, the Company did not amend the originally issued Form 10-Q for the periods ended March 25, 2006. The effect of the restatement on the Consolidated Balance Sheet at March 25, 2006 was as follows:

	As reported	As restated
Finance receivables, net	$79,920,597	$77,440,047
Deferred tax assets	1,983,000	643,000
Other assets	1,185,927	2,062,511
Accounts payable and other accrued liabilities	4,030,292	4,024,495
Accumulated deficit	(290,440)	(3,197,943)

The effect of the restatement on the consolidated financial statements for the three and nine months ended June 25, 2006 will be disclosed in the Form 10-Q for the periods ending June 25, 2007 when issued.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition and results of operations.

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

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Standard allows companies to elect to apply fair value accounting for certain financial assets and liabilities. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, FAS 159 may have on its financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2007	September 25, 2006
	(Unaudited)
Finance receivables, direct consumer	$47,271,361	$51,690,600
Finance receivables, consumer sales finance	13,284,095	11,813,566
Finance receivables, auto sales finance	31,842,737	31,280,840

Total gross finance receivables	92,398,193	94,785,006
Unearned insurance commissions	(2,823,798)	(3,128,529)
Unearned finance charges	(12,344,544)	(12,781,597)
Accrued interest receivable	888,854	925,874
Unearned discounts	(821)	(3,859)

Finance receivables, before allowance for credit losses	78,117,884	79,796,895
Allowance for credit losses	(2,990,803)	(3,139,359)

Finance receivables, net	$75,127,081	$76,657,536

An analysis of the allowance for credit losses is as follows:

	As of and for the six months ended March 25, 2007	As of and for the year ended September 25, 2006	As of and for the six months ended March 25, 2006
	(Unaudited)		(Unaudited)
Beginning balance	$3,139,359	$2,631,814	$2,631,814
Provisions for credit losses	2,082,599	4,737,644	2,622,976
Charge-offs	(2,308,429)	(4,392,129)	(2,557,544)
Recoveries	94,414	165,379	78,352
Other	(17,140)	(3,349)	(4,758)

Ending balance	$2,990,803	$3,139,359	$2,770,840

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2007	September 25, 2006
	(Unaudited)
Used automobiles	$1,594,982	$1,587,963
Home furnishings and electronics	517,225	607,500

Total inventory	$2,112,207	$2,195,463

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2007	September 25, 2006
	(Unaudited)
Accounts payable	$219,833	$98,875
Insurance payable, loan related	664,244	659,350
Accrued payroll	522,395	513,968
Accrued payroll taxes	47,055	40,114
Money orders	807,902	799,694
Sales tax payable	1,317,541	1,260,163
Other liabilities	174,787	153,114

Total accounts payable and other accrued liabilities	$3,753,757	$3,525,278

NOTE 7 – DEBT

Debt consisted of the following:

	March 25, 2007	September 25, 2006
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of the sole director, interest at 4.49% to 8.25% (some variable), due 2007 to 2009. The carrying values of the collateral at March 25, 2007 and September 25, 2006 were $696,570 and $1,145,801, respectively.	$598,574	$668,549

Total senior debt	598,574	668,549

Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (9.25% at March 25, 2007 and September 25, 2006) (8% floor, 14% ceiling), interest payable quarterly, principal due August 5, 2007.	300,000	600,000

Total senior subordinated debt	300,000	600,000

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2010.	60,082,413	64,678,723
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	19,242,433	13,231,479

Total subordinated debentures	79,324,846	77,910,202

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (CONTINUED)

	March 25, 2007	September 25, 2006
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	1,711,270	2,155,217
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	4,853,745	5,981,633

Total demand notes	6,565,015	8,136,850

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	160,000	370,000

Total junior subordinated debt, related parties	160,000	370,000

Total debt	$86,948,435	$87,685,601

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9—RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s President is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments Inc., leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,014,854 and $1,121,446 for the six months and $508,194 and $601,978 for the three months ended March 25, 2007 and 2006, respectively and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the estate of the Company’s founder and former CEO and his three children (including the Company’s President), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $939,481 and $976,555 for the six months and $394,494 and $412,753 for the three months ended March 25, 2007 and 2006, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the estate of the Company’s founder and former CEO and two other officers of the Company. Tax service agreement income was $3,310 and $83,034 for the six and three months ended March 25, 2007 and 2006 respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2006.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,130,995 and $1,172,611 for the six months and $600,197 and $578,085 for the three months ended March 25, 2007 and 2006, respectively.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$11,197	$228	$11,425

Gross margin on retail sales	1,529	1,962	3,491

Segment operating expenses	(11,971)	(1,995)	(13,966)

Segment operating profit	$755	$195	$950

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			3/25/2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			964
Employee receivables at corporate level			1
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$11,876	$288	$12,164

Gross margin on retail sales	1,361	2,198	3,559

Segment operating expenses	(12,785)	(2,423)	(15,208)

Segment operating profit	$452	$63	$515

March 25, 2006
In Thousands
Assets
Total segment assets	$64,999	$27,921	$92,920

RECONCILIATION:			3/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$92,920

Cash and cash equivalents at corporate level			3,272
Other receivables at corporate level			901
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,461
Deferred income taxes at corporate level			643
Other assets at corporate level			2,062

Consolidated Assets			$101,262

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,516	$8	$5,524

Gross margin on retail sales	590	1,012	1,602

Segment operating expenses	(6,078)	(1,023)	(7,101)

Segment operating profit (loss)	$28	$(3)	$25

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			3/25/2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			964
Employee receivables at corporate level			1
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,597	$205	$5,802

Gross margin on retail sales	649	1,038	1,687

Segment operating expenses	(6,521)	(1,202)	(7,723)

Segment operating profit (loss)	$(275)	$41	$(234)

March 25, 2006
In Thousands
Assets
Total segment assets	$64,999	$27,921	$92,920

RECONCILIATION:			3/25/2006
			(Thousands)
Assets:
Total assets for reportable segments			$92,920

Cash and cash equivalents at corporate level			3,272
Other receivables at corporate level			901
Employee receivables at corporate level			3
Property and equipment, net at corporate level			1,461
Deferred income taxes at corporate level			643
Other assets at corporate level			2,062

Consolidated Assets			$101,262

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

Description of Loans and Contracts
	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2007	2006	2007	2006
Direct Consumer Loans:
Number of Loans Made to New Borrowers	3,536	4,076	9,607	10,258
Number of Loans Made to Former Borrowers	12,105	12,419	26,386	26,343
Number of Loans Made to Existing Borrowers	24,894	22,169	52,714	47,782
Total Number of Loans Made	40,535	38,664	88,707	84,383
Total Volume of Loans Made	$15,328,449	$19,556,446	$36,079,206	$44,062,561
Average Size of Loans Made	$378	$506	$407	$522
Number of Loans Outstanding	71,562	67,245	71,562	67,245
Total of Loans Outstanding*	$41,419,988	$48,673,419	$41,419,988	$48,673,419
Percent of Loans Outstanding	47.86%	53.08%	47.86%	53.08%
Average Balance on Outstanding Loans	$579	$724	$579	$724

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	266	261	500	551
Total Volume of Contracts Made	$4,862,360	$4,717,200	$9,114,113	$9,647,348
Average Size of Contracts Made	$18,280	$18,074	$18,228	$17,509
Number of Contracts Outstanding	2,752	2,602	2,752	2,602
Total of Contracts Outstanding*	$31,842,737	$31,820,506	$31,842,737	$31,820,506
Percent of Total Loans and Contracts	36.79%	34.70%	36.79%	34.70%
Average Balance on Outstanding Contracts	$11,571	$12,229	$11,571	$12,229

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	26	32	67	74
Number of Loans Made to Former Customers	563	506	1,415	1,252
Number of Loans Made to Existing Customers	657	466	1,636	1,226
Total Contracts Made	1,246	1,004	3,118	2,552
Total Volume of Contracts Made	$3,318,790	$2,601,362	$8,444,467	$6,700,887
Number of Contracts Outstanding	6,693	6,120	6,693	6,120
Total of Contracts Outstanding*	$13,284,095	$11,209,447	$13,284,095	$11,209,447
Percent of Total Loans and Contracts	15.35%	12.22%	15.35%	12.22%
Average Balance of Outstanding Contracts	$1,985	$1,832	$1,985	$1,832

* Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $5,581,373 as of March 25, 2007 and $5,140,581 as of March 25, 2006.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of March 25,
	2007	2006
Total Finance Receivables
Outstanding (gross):
Direct Consumer Loans	$41,419,988	$48,673,419
Motor Vehicle Installment	31,842,737	31,820,506
Consumer Sales Finance	13,284,095	11,209,447
Bankrupt Accounts	5,851,373	5,140,581

Total Gross Receivables	$92,398,193	$96,843,953

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2007	2006	2007	2006
Direct Consumer Loans:
Balance – beginning	$46,005,060	$51,911,429	$46,071,669	$48,840,570
Finance receivables originated	15,328,449	19,556,446	36,079,206	44,062,561
Collections	(14,301,982)	(16,721,488)	(27,466,213)	(30,427,482)
Refinances	(3,796,298)	(3,576,824)	(9,076,541)	(8,122,638)
Charge offs, gross	(910,202)	(1,159,094)	(1,926,506)	(2,590,837)
Rebates / other adjustments	(905,039)	(1,337,050)	(2,261,627)	(3,088,755)

Balance – end	$41,419,988	$48,673,419	$41,419,988	$48,673,419

Consumer Sales Finance Contracts:
Balance—beginning	$13,069,814	$10,908,574	$11,813,566	$9,661,474
Finance receivables originated	3,318,790	2,601,362	8,444,467	6,700,887
Collections	(1,548,679)	(1,307,848)	(2,887,849)	(2,399,341)
Refinances	(898,896)	(644,976)	(2,404,568)	(1,801,291)
Charge offs, gross	(309,127)	(70,168)	(764,799)	(189,327)
Rebates / other adjustments	(347,807)	(277,497)	(916,722)	(762,955)

Balance – end	$13,284,095	$11,209,447	$13,284,095	$11,209,447

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$31,568,578	$30,966,025	$31,280,840	$29,765,603
Finance receivables originated	4,862,360	4,717,200	9,114,113	9,647,348
Collections	(3,795,836)	(3,305,544)	(7,190,380)	(6,326,414)
Refinances	—	—	—	—
Charge offs, gross	(344,529)	(241,904)	(631,539)	(598,804)
Rebates / other adjustments	(447,836)	(315,271)	(730,297)	(667,227)

Balance – end	$31,842,737	$31,820,506	$31,842,737	$31,820,506

Total Active Accounts:
Balance – beginning	$90,643,452	$93,786,028	$89,166,075	$88,267,647
Loans originated	23,509,599	26,875,008	53,637,786	60,410,796
Collections	(19,646,497)	(21,334,880)	(37,544,442)	(39,153,237)
Refinances	(4,695,194)	(4,221,800)	(11,481,109)	(9,923,929)
Charge offs, gross	(1,563,858)	(1,471,166)	(3,322,844)	(3,378,968)
Rebates / other adjustments	(1,700,682)	(1,929,818)	(3,908,646)	(4,518,937)

Balance – end	$86,546,820	$91,703,372	$86,546,820	$91,703,372

Total Bankrupt Accounts:
Balance – beginning	$5,823,878	$5,391,788	$5,618,931	$4,921,905
Charge offs, gross	(149,467)	(268,760)	(317,032)	(480,466)
Adjustments	176,962	17,553	549,474	699,142

Balance – end	$5,851,373	$5,140,581	$5,851,373	$5,140,581

Total Gross Receivables	$92,398,193	$96,843,953	$92,398,193	$96,843,953

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2007	2006
Finance Receivables Originated:
Direct consumer	$36,079,206	$44,062,561
Consumer sales finance	8,444,467	6,700,887
Motor vehicle installment sales	9,114,113	9,647,348

Total gross finance receivables originated	53,637,786	60,410,796
Non-cash items included in gross finance receivables*	(15,541,200)	(15,854,775)

Finance receivables originated—cash flows	$38,096,586	$44,556,021

Finance Receivables Repaid:
Collections
Direct consumer	$27,466,213	$30,427,482
Consumer sales finance	2,887,849	2,399,341
Motor vehicle installment sales	7,190,380	6,326,414

Finance receivables repaid—cash flows	$37,544,442	$39,153,237

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

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when the demand for used car sales is the highest. Please refer to Note 12 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2007	2006	2007	2006
Average net finance receivables (1)	$78,716,789	$81,099,829	$79,433,641	$80,485,279
Average notes payable (2)	$86,783,740	$88,398,870	$87,106,029	$87,477,358

Interest income	$3,769,238	$4,208,780	$7,636,775	$8,345,338
Loan fee income	982,042	855,727	2,249,110	1,946,682

Total interest and fee income	4,751,280	5,064,507	9,885,885	10,292,020
Interest expense	1,945,927	1,806,107	3,886,996	3,514,676

Net interest and fee income before provision for credit losses	$2,805,353	$3,258,400	$5,998,889	$6,777,344

Average interest rate earned (annualized)	24.1%	25.0%	24.9%	25.6%
Average interest rate paid (annualized)	9.0%	8.2%	8.9%	8.0%
Net interest rate spread (annualized)	15.2%	16.8%	16.0%	17.5%
Net interest margin (annualized) (3)	14.3%	16.1%	15.1%	16.8%
(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 20. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2007	2006	2007	2006
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$53,091,307	$55,323,582	$53,880,912	$55,168,708
Charge offs—direct consumer	$910,202	$1,159,094	$1,926,506	$2,590,837
Charge offs—consumer sales finance	309,127	70,168	764,799	189,327
Charge offs—bankruptcy	149,467	268,760	317,032	480,466

Total gross charge offs	1,368,796	1,498,022	3,008,337	3,260,630
Recoveries (all direct consumer)	(667,016)	(651,362)	(1,425,862)	(1,380,241)

Charge offs, net	$701,780	$846,660	$1,582,475	$1,880,389

Percent of net charge offs to average receivables	1.3%	1.5%	2.9%	3.4%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,625,482	$25,776,247	$25,552,729	$25,316,571
Charge offs, gross	$344,529	$241,904	$631,539	$598,804
Recoveries	—	—	—	—

Charge offs, net	$344,529	$241,904	$631,539	$598,804

Percent of net charge offs to average receivables	1.3%	0.9%	2.5%	2.4%

Total Receivables:
Average outstanding finance receivables	$78,716,789	$81,099,829	$79,433,641	$80,485,279
Charge offs, gross	$1,713,325	$1,739,926	$3,639,876	$3,859,434
Recoveries (all direct consumer)	(667,016)	(651,362)	(1,425,862)	(1,380,241)

Charge offs, net	$1,046,309	$1,088,564	$2,214,014	$2,479,193

Percent of net charge offs to average receivables	1.3%	1.3%	2.8%	3.1%

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended March 25, 2007 and 2006:

	As of March 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$41,419,988	$13,284,095	$31,842,737	$5,851,373	$92,398,193
Loans and Contracts 60 - 90 days past due	$540,369	$137,402	$11,843	$200,772	$890,386
Percentage of Outstanding	1.3%	1.0%	0.0%	3.4%	1.0%
Loans and Contracts greater than 90 days past due	$10,568,511	$2,797,097	$26,608	$3,264,466	$16,656,682
Percentage of Outstanding	25.5%	21.1%	0.1%	55.8%	18.0%
Loans and Contracts greater than 60 days past due	$11,108,880	$2,934,499	$38,451	$3,465,238	$17,547,068
Percentage of Outstanding	26.8%	22.1%	0.1%	59.2%	19.0%

	As of March 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$48,673,419	$11,209,447	$31,820,506	$5,140,581	$96,843,953
Loans and Contracts 60 - 90 days past due	$574,626	$121,298	$—	$238,884	$934,808
Percentage of Outstanding	1.2%	1.1%	0.0%	4.6%	1.0%
Loans and Contracts greater than 90 days past due	$9,366,171	$2,589,943	$20,317	$2,800,757	$14,777,188
Percentage of Outstanding	19.2%	23.1%	0.1%	54.5%	15.3%
Loans and Contracts greater than 60 days past due	$9,940,797	$2,711,241	$20,317	$3,039,641	$15,711,996
Percentage of Outstanding	20.4%	24.2%	0.1%	59.1%	16.2%

Results of Operations

Comparison of Six Months Ended March 25, 2007 and 2006

Net Revenues

Net revenues were $14.9 million and $15.7 million for the six months ended March 25, 2007 and 2006, respectively. In fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. This resulted in a decrease in gross loan volume of approximately $6.8 million (11.2%) from the first half of fiscal year 2006 and the corresponding decreases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $6.0 million and $6.8 million for six months ended March 25, 2007 and 2006, respectively. The decrease was due primarily to the decrease in loan volume, as mentioned above. During the first half of fiscal year 2007, gross interest and fee income decreased $0.4 million to $9.9 million. Interest expense was $3.9 million and $3.5 million for the six-month periods ended March 25, 2007 and 2006, respectively. The increase in interest expense was due to the additional borrowings, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $2.1 million and $2.6 million for six months ended March 25, 2007 and 2006, respectively. Finance receivables charged off decreased approximately $0.2 million from the previous year, while recoveries of charge offs increased slightly. This decrease is primarily a result of higher charge offs in fiscal year 2006 from the effects of Hurricane Katrina.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.6 million, to $6.2 million from $6.8 million for the six months ended March 25, 2007 and 2006, respectively. This decrease is consistent with our overall decrease in income and loan volume during the first half of fiscal 2007. Other income was slightly higher over the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $3.5 million and $3.6 million for six months ended March 25, 2007 and 2006, respectively. Margins in the consumer segment in the first half of this year were up slightly over the same period last year while margins in the automotive segment were down. Sales in the consumer segment were approximately $0.6 million higher than last year while vehicle sales were down approximately $0.9 million.

Operating Expenses

Operating expenses were $14.0 million and $15.2 million for six months ended March 25, 2007 and 2006, respectively. Personnel expenses were down 8% over the same period last year primarily due to decreases in corporate personnel levels and decreases in health benefit related costs. Other operating expenses were down approximately 12% due to decreased level of spending for advertising, postage, and other solicitation costs as well as decreases in travel related cost.

Comparison of Three Months Ended March 25, 2007 and 2006

Net Revenues

Net revenues were $7.1 million and $7.5 million for the three months ended March 25, 2007 and 2006, respectively. In fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. This resulted in gross loan volume being down $3.4 million (13%) compared to the second quarter of 2006 and the corresponding decreases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $2.8 million and $3.2 million for three months ended March 25, 2007 and 2006, respectively. The decrease was due primarily to the decrease in loan volume, as mentioned above. During the second quarter of fiscal year 2007, gross interest and fee income decreased $0.3 million to $4.8 million from $5.1 million for the second quarter of 2006. Interest expense was $1.9 million and $1.8 million for the three month periods ended March 25, 2007 and 2006, respectively. The increase in interest expense was due to the additional borrowings, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $1.0 million and $1.1 million for three months ended March 25, 2007 and 2006, respectively. Finance receivables charged off and recoveries of charged off loans were approximately the same as the previous year.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were approximately the same for the three months ended March 25, 2007 and 2006, respectively. Other income and income tax service agreement income remained approximately the same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.6 million and $1.7 million for three months ended March 25, 2007 and 2006, respectively. Sales in the automotive segment for the three-month period in 2007 were down compared to the same period last year by $0.1 million while margins remained approximately the same. Sales in the consumer segment were up $0.2 million over last year while margins were down slightly.

Operating Expenses

Operating expenses were $7.1 million and $7.7 million for three months ended March 25, 2007 and 2006, respectively. Personnel expenses were down 7% over the same period last year primarily due to decreases in personnel levels and decreases in health benefit related costs. General and administrative expenses decreased over 12% from the prior year due to reduced spending in office expense and supplies and in communications cost. Other operating expenses were down approximately 9% due to decreased level of spending for advertising, postage, and other solicitation costs as well as decreases in travel related cost.

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

Cash and cash equivalents increased to $16.7 million at March 25, 2007, from $11.2 million at March 25, 2006. Cash and cash equivalents increased $3.8 million during the six months ended March 25, 2007, primarily a result of a decrease in funds used in investing activities by virtue of decreased amounts of loans made to our customers, net of repayments of loans, of $0.6 million. During the first half of fiscal 2007, the primary sources of cash were net cash provided by operating activities of $5.3 million. Net cash used in financing activities was $0.7 million although we issued $6.8 million in debentures, but redeemed $5.3 million of debentures, had a net decrease in demand notes and reduced other components of debt. Cash and cash equivalents increased $1.6 million during the six months ended March 25, 2006. Net cash used in investing activities was $5.9 million as a result of loan originated exceeding loans repaid by $5.4 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $5.9 million and demand note redemptions exceeded sales of demand notes by $2.3 million resulting in a $3.9 million increase in net cash provided by financing activities.

During 2007, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, and to fund the other company activities.

Debentures and Demand Notes

During the six months ended March 25, 2007, we (1) received gross proceeds of $6.8 million from the sales of debentures, and (2) paid $5.3 million for redemption of debentures and $1.6 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. As of March 25, 2007, we and this subsidiary had $79.3 million of debentures and $6.6 million of demand notes outstanding compared to $77.9 million of debentures and $8.1 million of demand notes outstanding, as of September 25, 2006.

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

Finance receivables are considered impaired, i.e. income recognition ceases, as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Finance receivables on which payments are past due 90 days or more are considered impaired unless they are well secured and in the process of collection or renewal. Any losses incurred from finance receivables that are impaired are charged off at 180 days past due. Related accrued interest and fees are reversed against current period income.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. In making this evaluation, management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of March 25, 2007.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended March 25, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2007 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2006, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a higher than normal cash balance which could negatively affect our profitability and future cash flows.

As of March 25, 2007, our cash and cash equivalents balance was $16.7 million, which is a $3.8 million increase over the balance as of September 25, 2006. Our cash and cash equivalents are currently being deployed in income-generating assets which generate returns that are less than our finance receivables or other potential investments, which will likely result in reduced net interest margin spreads. A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. As the interest earned on our cash and cash equivalents will generally be less than the interest we are paying for our outstanding debentures and demand notes, our net interest margin will be negatively affected. If we continue to maintain a high cash and cash equivalent balance, the reduction in net interest margins will negatively affect our profitability and future cash flows.

Our focus towards smaller, shorter-term loans has resulted in a significant decrease in loan volume, which has resulted in a negative effect on our net revenues before retail sales.

In the fiscal year 2006, we modified our business plan to curtail larger, longer-term loans to our customers and to focus on smaller, shorter-term lending. Although our default risk may decrease by this change in focus, we have experienced a decrease in our overall gross loan volume by approximately $6.8 million (11.2%) from the first half of fiscal year 2006. This lower gross loan volume has, in turn, resulted in corresponding decreases in interest income, fees and related charges earned on customers’ loans, as well as decreases in ancillary products being sold to customers, and ultimately, a decrease in sales and profit margin. Accordingly, this change in focus towards smaller, shorter-term loans has resulted in a negative effect on our net revenues before retail sales.

Our negative shareholders’ equity balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of March 25, 2007, we had a shareholders’ deficit of $(643,561), which means our total liabilities exceed our total assets. Bankruptcy law defines this state of a company’s liabilities exceeding its assets as balance-sheet insolvency. The existence of a shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

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

THE MONEY TREE INC.

May 9, 2007	/s/ W. Derek Martin
Date	W. Derek Martin President (Principal Executive Officer)

May 9, 2007	/s/ Steven P. Morrison
Date	Steven P. Morrison Chief Financial Officer (Principal Financial Officer)