Form 10-Q
period 2007-06-25
Money Tree, Inc.
filed 2007-08-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2007

or

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

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2007
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

June 25, 2007

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	June 25, 2007	September 25, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$17,858,310	$12,919,524
Finance receivables, net	75,961,077	76,657,536
Other receivables	847,831	1,012,913
Employee receivables	2,447	2,029
Inventory	2,643,330	2,195,463
Property and equipment, net	4,346,850	4,580,804
Deferred income taxes	645,000	645,000
Intangible assets	1,398,987	1,403,273
Other assets	1,691,196	2,070,412

Total assets	$105,395,028	$101,486,954

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$3,830,911	$3,525,278
Accrued interest payable	13,716,739	11,581,412
Senior debt	609,491	668,549
Senior subordinated debt	150,000	600,000
Variable rate subordinated debentures	81,028,632	77,910,202
Demand notes	6,509,363	8,136,850
Junior subordinated debt, related parties	60,000	370,000

Total liabilities	105,905,136	102,792,291

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,187,755)	(2,982,984)

Total shareholders’ deficit	(510,108)	(1,305,337)

Total liabilities and shareholders’ deficit	$105,395,028	$101,486,954

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(Unaudited)		(Unaudited)
Interest and fee income	$4,769,415	$4,959,159	$14,655,300	$15,251,179
Interest expense	(2,051,227)	(1,909,518)	(5,938,223)	(5,424,194)

Net interest and fee income before provision for credit losses	2,718,188	3,049,641	8,717,077	9,826,985
Provision for credit losses	(951,326)	(707,543)	(3,033,926)	(3,330,519)

Net interest and fee income after provision for credit losses	1,766,862	2,342,098	5,683,151	6,496,466
Insurance commissions	2,305,855	2,766,762	7,590,896	8,563,691
Commissions from motor club memberships from company owned by related parties	517,819	504,006	1,457,299	1,480,561
Income tax service agreement income from company owned by related parties	—	—	3,310	83,034
Other income	576,213	545,773	1,857,286	1,698,698

Net revenue before retail sales	5,166,749	6,158,639	16,591,942	18,322,450

Retail sales	4,803,910	4,024,055	14,516,104	14,041,922
Cost of sales	(3,159,108)	(2,658,476)	(9,379,919)	(9,116,980)

Gross margin on retail sales	1,644,802	1,365,579	5,136,185	4,924,942

Net revenues	6,811,551	7,524,218	21,728,127	23,247,392

Operating expenses
Personnel expense	(3,734,876)	(4,008,843)	(11,576,730)	(12,488,944)
Facilities expense	(922,392)	(911,394)	(2,800,422)	(2,880,331)
General and administrative expenses	(793,827)	(762,324)	(2,327,552)	(2,446,183)
Other operating expenses	(1,095,190)	(1,472,800)	(3,808,083)	(4,547,870)

Total operating expenses	(6,546,285)	(7,155,361)	(20,512,787)	(22,363,328)

Net operating income	265,266	368,857	1,215,340	884,064
Gain (loss) on sale of property and equipment	18,321	(13,687)	(3,505)	(28,650)

Income before income tax expense	283,587	355,170	1,211,835	855,414
Income tax expense	(150,135)	(144,225)	(416,606)	(360,507)

Net income	$133,452	$210,945	$795,229	$494,907

Net income per common share, basic and diluted	$4.52	$7.14	$26.91	$16.75

Weighted average shares outstanding, basic and diluted	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	2007	2006
		(Restated)
	(Unaudited)
Cash flows from operating activities
Net income	$795,229	$494,907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,033,926	3,330,519
Depreciation	601,164	715,179
Amortization	4,286	5,318
Deferred income taxes	—	62,000
Loss on sale of property and equipment	3,505	28,650
Change in assets and liabilities
Other receivables	165,082	91,982
Employee receivables	(418)	2,701
Inventory	(447,867)	(10,993)
Other assets	379,216	(884,921)
Accounts payable and other accrued liabilities	305,633	(183,991)
Accrued interest payable	2,135,327	1,357,417

Net cash provided by operating activities	6,975,083	5,008,768

Cash flows from investing activities
Finance receivables originated	(57,522,104)	(64,099,344)
Finance receivables repaid	55,184,637	57,606,105
Purchase of property and equipment	(938,947)	(767,265)
Proceeds from sale of property and equipment	568,232	126,604

Net cash used in investing activities	(2,708,182)	(7,133,900)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(59,058)	(559,489)
Senior subordinated debt	(450,000)	(250,000)
Junior subordinated debt, related parties	(310,000)	(360,000)
Demand notes	(1,627,487)	(4,185,326)
Proceeds-variable rate subordinated debentures	10,808,261	17,069,535
Payments-variable rate subordinated debentures	(7,689,831)	(8,756,816)

Net cash provided by financing activities	671,885	2,957,904

Net change in cash and cash equivalents	4,938,786	832,772
Cash and cash equivalents, beginning of period	12,919,524	9,618,557

Cash and cash equivalents, end of period	$17,858,310	$10,451,329

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2007	2006
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$3,654,918	$4,066,777

Income taxes	$44,314	$2,170,713

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation (the “Parent”) and subsidiaries (collectively with the Parent, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three and nine months ended June 25, 2007 and 2006 are not necessarily indicative of the results for the full fiscal year.

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

As a result of the above omission the Company restated its Consolidated Financial Statements as of, and for the years ended September 25, 2003, 2004 and 2005. The effect of the restatement of the Consolidated Statements of Operations for the years ended September 25, 2003, 2004 and 2005 affected the interim Statements of Operations for the three and nine months ended June 25, 2006 by understating interest and fee income by $262,636, understating income tax expense by $99,100 and understating net income by $163,536. The restated Statements of Operations for these periods are presented herein. The effect of the restatement on the Consolidated Balance Sheet at June 25, 2006 was as follows:

	As reported	As restated
Finance receivables, net	$80,040,874	$77,822,959
Deferred tax assets	1,923,000	583,000
Other assets	1,416,150	2,199,431
Accumulated deficit	(243,032)	(3,017,666)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS

The Company’s business consists of: the operation of finance company offices in 102 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in the state of Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of prepaid phone service and automobile club memberships.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2007	September 25, 2006
	(Unaudited)
Finance receivables, direct consumer	$47,154,087	$51,690,600
Finance receivables, consumer sales finance	13,694,125	11,813,566
Finance receivables, auto sales finance	32,347,169	31,280,840

Total gross finance receivables	93,195,381	94,785,006
Unearned insurance commissions	(2,790,307)	(3,128,529)
Unearned finance charges	(12,279,930)	(12,781,597)
Accrued interest receivable	861,651	925,874
Unearned discounts	—	(3,859)

Finance receivables, before allowance for credit losses	78,986,795	79,796,895
Allowance for credit losses	(3,025,718)	(3,139,359)

Finance receivables, net	$75,961,077	$76,657,536

An analysis of the allowance for credit losses is as follows:

	As of and for the nine months ended June 25, 2007	As of and for the year ended September 25, 2006	As of and for the nine months ended June 25, 2006
	(Unaudited)		(Unaudited)
Beginning balance	$3,139,359	$2,631,814	$2,631,814
Provisions for credit losses	3,033,926	4,737,644	3,330,519
Charge-offs	(3,261,662)	(4,392,129)	(3,315,487)
Recoveries	135,927	165,379	115,471
Other	(21,832)	(3,349)	1,147

Ending balance	$3,025,718	$3,139,359	$2,763,464

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2007	September 25, 2006
	(Unaudited)
Used automobiles	$2,068,198	$1,587,963
Home furnishings and electronics	575,132	607,500

Total inventory	$2,643,330	$2,195,463

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2007	September 25, 2006
	(Unaudited)
Accounts payable	$322,085	$98,875
Insurance payable, loan related	668,034	659,350
Accrued payroll	504,317	513,968
Accrued payroll taxes	38,284	40,114
Money orders	808,443	799,694
Sales tax payable	1,316,254	1,260,163
Other liabilities	173,494	153,114

Total accounts payable and other accrued liabilities	$3,830,911	$3,525,278

NOTE 7 – DEBT

Debt consisted of the following:

	June 25, 2007	September 25, 2006
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of the sole director, interest at 4.49% to 8.25% (some variable), due 2007 to 2009. The carrying values of the collateral at June 25, 2007 and September 25, 2006 were $735,705 and $1,145,801, respectively.	$609,491	$668,549

Total senior debt	609,491	668,549

Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1% (9.25% at June 25, 2007 and September 25, 2006) (8% floor, 14% ceiling), interest payable quarterly, principal due August 5, 2007.	150,000	600,000

Total senior subordinated debt	150,000	600,000

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2010.	58,196,448	64,678,723
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2010.	22,832,184	13,231,479

Total subordinated debentures	81,028,632	77,910,202

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (CONTINUED)

	June 25, 2007	September 25, 2006
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	1,608,486	2,155,217
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	4,900,877	5,981,633

Total demand notes	6,509,363	8,136,850

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8% due June 28, 2008.	60,000	370,000

Total junior subordinated debt, related parties	60,000	370,000

Total debt	$88,357,486	$87,685,601

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s President is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments Inc., leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,525,874 and $1,676,160 for the nine months and $511,020 and $562,814 for the three months ended June 25, 2007 and 2006, respectively and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the estate of the Company’s founder and former CEO and his three children (including the Company’s President), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $1,457,299 and $1,480,561 for the nine months and $517,819 and $504,006 for the three months ended June 25, 2007 and 2006, respectively.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the estate of the Company’s founder and former CEO and two other officers of the Company. Tax service agreement income was $3,310 and $83,034 for the nine months ended June 25, 2007 and 2006 respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,598,671 and $1,597,280 for the nine months and $467,676 and $424,669 for the three months ended June 25, 2007 and 2006, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (FAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company: the small consumer loan business in the four states in which the Company operates. The 102 offices that make up this segment are similar in size and in the markets they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$16,196	$396	$16,592

Gross margin on retail sales	2,183	2,953	5,136

Segment operating expenses	(17,533)	(2,980)	(20,513)

Segment operating profit	$846	$369	$1,215

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:	June 25, 2007
(Thousands)
Assets:
Total assets for reportable segments	$91,745
Cash and cash equivalents at corporate level	9,144
Other receivables at corporate level	848
Employee receivables at corporate level	2
Property and equipment, net at corporate level	1,320
Deferred income taxes at corporate level	645
Other assets at corporate level	1,691

Consolidated Assets	$105,395

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited and Restated)
Net revenues before retail sales	$17,859	$464	$18,323

Gross margin on retail sales	1,933	2,992	4,925

Segment operating expenses	(18,914)	(3,450)	(22,364)

Segment operating profit	$878	$6	$884

June 25, 2006
In Thousands
Assets
Total segment assets	$64,788	$27,116	$91,904

RECONCILIATION:	June 25, 2006
(Thousands)
Assets:
Total assets for reportable segments	$91,904
Cash and cash equivalents at corporate level	3,580
Other receivables at corporate level	1,007
Employee receivables at corporate level	3
Property and equipment, net at corporate level	1,353
Deferred income taxes at corporate level	583
Other assets at corporate level	2,200

Consolidated Assets	$100,630

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,999	$168	$5,167

Gross margin on retail sales	654	991	1,645

Segment operating expenses	(5,562)	(985)	(6,547)

Segment operating profit	$91	$174	$265

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:	June 25, 2007
(Thousands)
Assets:
Total assets for reportable segments	$91,745
Cash and cash equivalents at corporate level	9,144
Other receivables at corporate level	848
Employee receivables at corporate level	2
Property and equipment, net at corporate level	1,320
Deferred income taxes at corporate level	645
Other assets at corporate level	1,691

Consolidated Assets	$105,395

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited and Restated)
Net revenues before retail sales	$5,983	$175	$6,158

Gross margin on retail sales	572	794	1,366

Segment operating expenses	(6,129)	(1,026)	(7,155)

Segment operating profit (loss)	$426	$(57)	$369

June 25, 2006
In Thousands
Assets
Total segment assets	$64,788	$27,116	$91,904

RECONCILIATION:	June 25, 2006
(Thousands)
Assets:
Total assets for reportable segments	$91,904
Cash and cash equivalents at corporate level	3,580
Other receivables at corporate level	1,007
Employee receivables at corporate level	3
Property and equipment, net at corporate level	1,353
Deferred income taxes at corporate level	583
Other assets at corporate level	2,200

Consolidated Assets	$100,630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2007	2006	2007	2006
Direct Consumer Loans:
Number of Loans Made to New Borrowers	5,663	5,830	15,270	16,088
Number of Loans Made to Former Borrowers	13,963	13,940	40,349	40,283
Number of Loans Made to Existing Borrowers	28,298	24,061	81,012	71,843
Total Number of Loans Made	47,924	43,831	136,631	128,214
Total Volume of Loans Made	$18,537,790	$19,384,729	$54,616,995	$63,447,290
Average Size of Loans Made	$387	$442	$400	$495
Number of Loans Outstanding	74,271	70,785	74,271	70,785
Total of Loans Outstanding*	$41,032,283	$48,117,617	$41,032,283	$48,117,617
Percent of Loans Outstanding	47.12%	52.73%	47.12%	52.73%
Average Balance on Outstanding Loans	$552	$680	$552	$680
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	252	204	752	755
Total Volume of Contracts Made	$4,702,517	$3,911,406	$13,816,630	$13,558,754
Average Size of Contracts Made	$18,661	$19,174	$18,373	$17,959
Number of Contracts Outstanding	2,784	2,615	2,784	2,615
Total of Contracts Outstanding*	$32,347,169	$31,491,728	$32,347,169	$31,491,728
Percent of Total Loans and Contracts	37.15%	34.51%	37.15%	34.51%
Average Balance on Outstanding Contracts	$11,619	$12,043	$11,619	$12,043
Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	34	25	101	99
Number of Loans Made to Former Customers	617	522	2,032	1,774
Number of Loans Made to Existing Customers	769	549	2,405	1,775
Total Contracts Made	1,420	1,096	4,538	3,648
Total Volume of Contracts Made	$3,914,906	$2,956,308	$12,359,374	$9,657,198
Number of Contracts Outstanding	6,864	6,298	6,864	6,298
Total of Contracts Outstanding*	$13,694,125	$11,636,843	$13,694,125	$11,636,843
Percent of Total Loans and Contracts	15.73%	12.76%	15.73%	12.76%
Average Balance of Outstanding Contracts	$1,995	$1,848	$1,995	$1,848

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,121,804 as of June 25, 2007 and $5,230,980 as of June 25, 2006.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of June 25,
	2007	2006
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$41,032,283	$48,117,617
Motor Vehicle Installment	32,347,169	31,491,728
Consumer Sales Finance	13,694,125	11,636,843
Bankrupt Accounts	6,121,804	5,230,980

Total Gross Receivables	$93,195,381	$96,477,168

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2007	2006	2007	2006
Direct Consumer Loans:
Balance - beginning	$41,419,988	$48,673,419	$46,071,669	$48,840,570
Finance receivables originated	18,537,790	19,384,729	54,616,995	63,447,290
Collections	(12,400,180)	(13,476,988)	(39,866,393)	(43,904,469)
Refinances	(4,499,751)	(4,156,597)	(13,576,292)	(12,279,235)
Charge offs, gross	(994,608)	(968,977)	(2,921,114)	(3,559,814)
Rebates / other adjustments	(1,030,956)	(1,337,969)	(3,292,582)	(4,426,725)

Balance - end	$41,032,283	$48,117,617	$41,032,283	$48,117,617

Consumer Sales Finance Contracts:
Balance - beginning	$13,284,095	$11,209,447	$11,813,566	$9,661,474
Finance receivables originated	3,914,906	2,956,308	12,359,374	9,657,198
Collections	(1,601,269)	(1,290,927)	(4,489,118)	(3,690,269)
Refinances	(1,161,724)	(771,826)	(3,566,292)	(2,573,118)
Charge offs, gross	(198,750)	(104,305)	(963,549)	(293,632)
Rebates / other adjustments	(543,133)	(361,854)	(1,459,856)	(1,124,810)

Balance - end	$13,694,125	$11,636,843	$13,694,125	$11,636,843

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$31,842,737	$31,820,506	$31,280,840	$29,765,603
Finance receivables originated	4,702,517	3,911,406	13,816,630	13,558,754
Collections	(3,638,746)	(3,684,953)	(10,829,126)	(10,011,367)
Refinances	—	—	—	—
Charge offs, gross	(290,494)	(254,371)	(922,033)	(853,175)
Rebates / other adjustments	(268,845)	(300,860)	(999,142)	(968,087)

Balance - end	$32,347,169	$31,491,728	$32,347,169	$31,491,728

Total Active Accounts:
Balance - beginning	$86,546,820	$91,703,372	$89,166,075	$88,267,647
Loans originated	27,155,213	26,252,443	80,792,999	86,663,242
Collections	(17,640,195)	(18,452,868)	(55,184,637)	(57,606,105)
Refinances	(5,661,475)	(4,928,423)	(17,142,584)	(14,852,353)
Charge offs, gross	(1,483,852)	(1,327,653)	(4,806,696)	(4,706,621)
Rebates / other adjustments	(1,842,934)	(2,000,683)	(5,751,580)	(6,519,622)

Balance - end	$87,073,577	$91,246,188	$87,073,577	$91,246,188

Total Bankrupt Accounts:
Balance - beginning	$5,851,373	$5,140,581	$5,618,931	$4,921,905
Charge offs, gross	(128,695)	(135,133)	(445,727)	(615,600)
Adjustments	399,126	225,532	948,600	924,675

Balance - end	$6,121,804	$5,230,980	$6,121,804	$5,230,980

Total Gross Receivables	$93,195,381	$96,477,168	$93,195,381	$96,477,168

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2007	2006
Finance Receivables Originated:
Direct consumer	$54,616,995	$63,447,290
Consumer sales finance	12,359,374	9,657,198
Motor vehicle installment sales	13,816,630	13,558,754

Total gross finance receivables originated	80,792,999	86,663,242
Non-cash items included in gross finance receivables*	(23,270,895)	(22,563,898)

Finance receivables originated - cash flows	$57,522,104	$64,099,344

Finance Receivables Repaid:
Collections
Direct consumer	$39,866,393	$43,904,469
Consumer sales finance	4,489,118	3,690,269
Motor vehicle installment sales	10,829,126	10,011,367

Finance receivables repaid - cash flows	$55,184,637	$57,606,105

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2007	2006	2007	2006
Average net finance receivables (1)	$78,631,132	$81,120,353	$79,166,138	$80,696,970
Average notes payable (2)	$88,191,077	$87,483,624	$87,467,712	$87,479,447
Interest income	$3,550,762	$3,918,045	$11,187,537	$12,263,383
Loan fee income	1,218,653	1,041,114	3,467,763	2,987,796

Total interest and fee income	4,769,415	4,959,159	14,655,300	15,251,179
Interest expense	2,051,227	1,909,518	5,938,223	5,424,194

Net interest and fee income before provision for credit losses	$2,718,188	$3,049,641	$8,717,077	$9,826,985

Average interest rate earned (annualized)	24.3%	24.5%	24.7%	25.2%
Average interest rate paid (annualized)	9.3%	8.7%	9.1%	8.3%
Net interest rate spread (annualized)	15.0%	15.7%	15.6%	16.9%
Net interest margin (annualized) (3)	13.8%	15.0%	14.7%	16.2%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.

(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.

(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2007	2006	2007	2006
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$52,732,978	$55,481,899	$53,498,268	$55,273,105
Charge offs - direct consumer	$994,608	$968,977	$2,921,114	$3,559,814
Charge offs - consumer sales finance	198,750	104,305	963,549	293,632
Charge offs - bankruptcy	128,695	135,133	445,727	615,600

Total gross charge offs	1,322,053	1,208,415	4,330,390	4,469,046
Recoveries (all direct consumer)	(700,826)	(741,963)	(2,126,688)	(2,122,204)

Charge offs, net	$621,227	$466,452	$2,203,702	$2,346,842
Percent of net charge offs to average receivables	1.2%	0.8%	4.1%	4.2%
Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,898,154	$25,638,454	$25,667,871	$25,423,865
Charge offs, gross	$290,494	$254,371	$922,033	$853,175
Recoveries	—	—	—	—

Charge offs, net	$290,494	$254,371	$922,033	$853,175
Percent of net charge offs to average receivables	1.1%	1.0%	3.6%	3.4%
Total Receivables:
Average outstanding finance receivables	$78,631,132	$81,120,353	$79,166,139	$80,696,970
Charge offs, gross	$1,612,547	$1,462,786	$5,252,423	$5,322,221
Recoveries (all direct consumer)	(700,826)	(741,963)	(2,126,688)	(2,122,204)

Charge offs, net	$911,721	$720,823	$3,125,735	$3,200,017
Percent of net charge offs to average receivables	1.2%	0.9%	3.9%	4.0%

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended June 25, 2007 and 2006:

	As of June 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$41,032,283	$13,694,125	$32,347,169	$6,121,804	$93,195,381
Loans and Contracts 60 - 90 days past due	$782,991	$270,271	$—	$179,961	$1,233,223
Percentage of Outstanding	1.9%	2.0%	0.0%	2.9%	1.3%
Loans and Contracts greater than 90 days past due	$10,419,426	$2,837,616	$70,519	$3,412,148	$16,739,709
Percentage of Outstanding	25.4%	20.7%	0.2%	55.7%	18.0%
Loans and Contracts greater than 60 days past due	$11,202,417	$3,107,887	$70,519	$3,592,109	$17,972,932
Percentage of Outstanding	27.3%	22.7%	0.2%	58.7%	19.3%

	As of June 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts
Receivables	$48,117,617	$11,636,843	$31,491,728	$5,230,980	$96,477,168
Loans and Contracts 60 - 90 days past due	$808,087	$180,531	$29,546	$150,581	$1,168,745
Percentage of Outstanding	1.7%	1.6%	0.0%	2.9%	1.2%
Loans and Contracts greater than 90 days past due	$9,477,754	$2,779,212	$7,243	$2,701,146	$14,965,355
Percentage of Outstanding	19.7%	23.9%	0.0%	51.6%	15.5%
Loans and Contracts greater than 60 days past due	$10,285,841	$2,959,743	$36,789	$2,851,727	$16,134,100
Percentage of Outstanding	21.4%	25.4%	0.1%	54.5%	16.7%

Results of Operations

Comparison of Nine Months Ended June 25, 2007 and 2006

Net Revenues

Net revenues were $21.7 million and $23.2 million for the nine months ended June 25, 2007 and 2006, respectively. In fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. This resulted in a decrease in gross loan volume of approximately $5.2 million (6.0%) from the first nine months of fiscal year 2006 and the corresponding decreases in interest, fees and related charges earned on customers’ loans, as well as the sale of various ancillary products to such customers, as described in more detail below. As a result of a strong third quarter, retail sales and gross margins were higher in the first nine months of fiscal 2007 over the same period last year.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $8.7 million and $9.8 million for nine months ended June 25, 2007 and 2006, respectively. The decrease was due primarily to the decrease in loan volume, as mentioned above. During the first nine months of fiscal year 2007, gross interest and fee income decreased $0.6 million to $14.7 million from $15.3 million. Interest expense was $5.9 million and $5.4 million for the nine-month periods ended June 25, 2007 and 2006, respectively. The increase in interest expense was due to the additional borrowings, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $3.0 million and $3.3 million for nine months ended June 25, 2007 and 2006, respectively. Finance receivables charged off decreased approximately $0.1 million from the previous year, while recoveries of charge offs increased slightly. This decrease is primarily a result of higher charge offs in fiscal year 2006 from the effects of Hurricane Katrina.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $1.0 million, to $9.0 million from $10.0 million for the nine months ended June 25, 2007 and 2006, respectively. This decrease is consistent with our overall decrease in income and loan volume during the first nine months of fiscal 2007. Other income was slightly higher over the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $5.1 million and $4.9 million for nine months ended June 25, 2007 and 2006, respectively. Margins in the consumer segment in the first nine months of fiscal year 2007 were up approximately $0.2 million on increased sales of $0.8 million over the same period last year. Margins in the automotive segment were approximately the same as last year on decreased sales of $0.4 million.

Operating Expenses

Operating expenses were $20.5 million and $22.4 million for nine months ended June 25, 2007 and 2006, respectively. Personnel expenses were down 7% over the same period last year primarily due to decreases in corporate personnel levels and decreases in health benefit related costs. Other operating expenses were down approximately 16% due to decreased level of spending for advertising, postage, and other solicitation costs as well as decreases in travel related cost.

Comparison of Three Months Ended June 25, 2007 and 2006

Net Revenues

Net revenues were $6.8 million and $7.5 million for the three months ended June 25, 2007 and 2006, respectively. In the third quarter of fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. Gross loan volume in the three months ended June 25, 2007 was slightly higher than the same period last year, primarily due to increased loan originations in the automotive segment. However, due to the change in the mix of our loan portfolio, interest and loan fees were down compared to the third quarter of 2006 as well as the commissions earned on insurance products sold in conjunction with customer loans. Interest expense and provisons for credit losses were higher in the third quarter of 2007 versus the same period last year further contributing to the decrease in net revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $2.7 million and $3.0 million for three months ended June 25, 2007 and 2006, respectively. The decrease was due primarily to the decrease in interest and loan fees, as mentioned above. During the third quarter of fiscal year 2007, gross interest and fee income decreased $0.2 million to $4.8 million from $5.0 million in the second quarter of 2006. Interest expense was $2.0 million and $1.9 million for the three-month periods ended June 25, 2007 and 2006, respectively. The increase in interest expense was due to the additional borrowings, primarily from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $1.0 million and $0.7 million for three months ended June 25, 2007 and 2006, respectively. Finance receivables charged off increased approximately $150,000 while recoveries of charged off loans decreased slightly compared to the same period last year.

Insurance and Other Products

Income from commissions on insurance products were down approximately $0.5 million compared to the same three-month period last year, primarily as a result of higher than normal paid claims (which directly effect commissions earned). Commissions on motor club memberships and other income remained approximately the same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.6 million and $1.4 million for three months ended June 25, 2007 and 2006, respectively. Sales in the automotive segment for the three-month period in 2007 were up compared to the same period last year by $0.5 million while margins increased $0.2 million. Sales and margins in the consumer segment were up $0.3 million and $0.1 million respectively, over the third quarter of 2006.

Operating Expenses

Operating expenses were $6.5 million and $7.2 million for three months ended June 25, 2007 and 2006, respectively. Personnel expenses were down 7% over the same period last year primarily due to decreases in personnel levels and health benefit related costs. Other operating expenses were down approximately 26% due to decreased levels of spending for advertising, postage, and other solicitation costs as well as decreases in travel related cost.

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

Cash and cash equivalents increased to $17.9 million at June 25, 2007 from $10.5 million at June 25, 2006. Cash and cash equivalents increased $4.9 million during the nine months ended June 25, 2007 primarily a result of net cash provided by operating activities of $7.0 million. Net cash used in investing activities was $2.7 million; a result primarily of finance receivables originated exceeding finance receivables repaid by $2.3 million. Net cash provided by financing activities was $0.7 million. Although proceeds from the sale of debentures exceeded redemptions of debentures by $3.1 million, we had a net decrease in demand notes of $1.6 million and reduced other components of debt by $0.8 million. Cash and cash equivalents increased $0.8 million during the nine months ended June 25, 2006. Net cash used in investing activities was $7.1 million as a result of loan originated exceeding loans repaid by $6.5 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $8.3 million, demand note redemptions exceeded sales of demand notes by $4.2 million and other components of debt were reduced by $1.1 million resulting in a $3.0 million increase in net cash provided by financing activities. Net cash provided by operating activities was $5.0 million.

During 2007, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, and to fund the other company activities.

Debentures and Demand Notes

During the nine months ended June 25, 2007, we (1) received gross proceeds of $10.8 million from the sales of debentures, and (2) paid $7.7 million for redemption of debentures and $1.6 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. As of June 25, 2007, we and this subsidiary had $81.0 million of debentures and $6.5 million of demand notes outstanding compared to $77.9 million of debentures and $8.1 million of demand notes outstanding, as of September 25, 2006.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued that may have a future effect on operations. Refer to note 3 to the unaudited consolidated financial statements for a discussion of these pronouncements and their possible effects.

Critical Accounting Policies

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. In making this evaluation, management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of June 25, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were not involved in any material legal proceedings during the quarter ended June 25, 2007 requiring disclosure under item 103 of Regulation S-K.

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

As of June 25, 2007, our cash and cash equivalents balance was $17.9 million, which is a $4.9 million increase over the balance as of September 25, 2006. Our cash and cash equivalents are currently being deployed in income-generating assets which generate returns that are less than our finance receivables or other potential investments, which will likely result in reduced net interest margin spreads. A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. As the interest earned on our cash and cash equivalents will generally be less than the interest we are paying for our outstanding debentures and demand notes, our net interest margin will be negatively affected. If we continue to maintain a high cash and cash equivalent balance, the reduction in net interest margins will negatively affect our profitability and future cash flows.

Our focus towards smaller, shorter-term loans has resulted in a significant decrease in loan volume, which has resulted in a negative effect on our net revenues before retail sales.

In the fiscal year 2006, we modified our business plan to curtail larger, longer-term loans to our customers and to focus on smaller, shorter-term lending. Although our default risk may decrease by this change in focus, we have experienced a decrease in our overall gross loan volume by approximately $5.2 million (6.0%) from the first nine months of fiscal year 2006. This lower gross loan volume has, in turn, resulted in corresponding decreases in interest income, fees and related charges earned on customers’ loans, as well as decreases in ancillary products being sold to customers, and ultimately, a decrease in sales and profit margin. Accordingly, this change in focus towards smaller, shorter-term loans has resulted in a negative effect on our net revenues before retail sales.

Our shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of June 25, 2007, we had a shareholders’ deficit of $(510,108), which means our total liabilities exceed our total assets. Bankruptcy law defines this state of a company’s liabilities exceeding its assets as balance-sheet insolvency. The existence of a shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

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

THE MONEY TREE INC.

August 9, 2007	/s/ W. Derek Martin
Date	W. Derek Martin
President (Principal Executive Officer)

August 9, 2007	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)