Form 10-K
period 2007-09-25
Money Tree, Inc.
filed 2007-12-21
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2007

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2007
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2007, direct consumer loans comprised 46.6%, motor vehicle installment sales contracts comprised 36.9%, and consumer sales finance contracts comprised 16.5% of the gross amount of our outstanding loans and contracts, excluding amounts in bankruptcy.

As of the date of this report, we operate 102 consumer finance branch offices in cities located throughout Georgia, Florida, Alabama and Louisiana and three used car lots in Georgia.

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

To the extent they are secured at all, direct consumer loans are generally secured by personal property and/or motor vehicles already owned by our customers. Automobile sales finance loans are made primarily in the Bainbridge, Columbus and Dublin, Georgia locations. They are typically made in amounts from $3,000 to $30,000 on maturities of 24 to 54 months. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either at our branch locations or at a retail store. The consumer goods purchased by the customer serve as collateral for these loans. We originate consumer sales finance contracts at our branch offices and sometimes purchase such contracts from retail dealers. These loans have maturities that typically range from three to 36 months and generally do not individually exceed $4,000 in principal amount. We generally charge the maximum interest rates allowed under applicable federal and state laws for our loans.

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

In the fiscal year ended September 25, 2007, approximately 35.3% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 24.9% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2006, approximately 33.1% of the total number of loans and 44.1% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

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

Motor Club Memberships. We offer motor club membership from Interstate Motor Club, Inc. to all customers possessing a valid driver’s license. Reimbursement benefits to membership include: bail bond; emergency road service; wrecker service; emergency ambulance expense; lock and key service; emergency travel expense; and legal fees. We receive a commission on sales of motor club memberships. Interstate Motor Club, Inc. is owned by our President, our Sole Director, and two of our Sole Director’s siblings. See “Certain Relationships and Related Transactions.”

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

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2007, we earned $10.1 million in commissions from the sale of insurance products.

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

Provision for Credit Losses

Provision for credit losses (sometimes otherwise known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of two ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged-off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. In addition to these general means of designating an account to be charged-off, branch managers may encounter other situations when charge-off is appropriate. We require that a supervisor visit each branch to review all of their accounts that are potential charge-off accounts on a monthly basis. Then each supervisor meets with the operations manager for a final review. Prior to these visits, the branch manager is responsible for ensuring that all phases of the collection process have been followed. A comprehensive charge-off checklist has been developed to help the branch manager verify that all collection activity and procedures have been followed in order to have that account charged-off. Senior management reviews the charge-off checklist to determine whether an account should be charged-off or whether the branch manager should undertake further collection measures for the particular account. Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-file insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording. Should we ever discontinue our practice of purchasing non-file insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required. For consumer sales finance and motor vehicle installment sales contracts, we are granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold (typically within 30 days) according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off. For fiscal years ended September 25, 2007 and 2006, our charge-offs net of recoveries were $4.4 million and $4.2 million, respectively.

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes otherwise known as bad debt reserves) is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2007 and 2006, the charge offs, net of recoveries were $4.4 million and $4.2 million, respectively. These amounts represent 5.6% and 5.2% of the respective year’s net average outstanding receivables. Management has found that this methodology has provided an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. At September 25, 2007, in the consumer segment, we have established an allowance of 4.5% of the net outstanding finance receivables. Management analysis of the trend of the net charge offs as a percent of the average net outstanding receivables was 5.1%. In the automotive segment, a 5.0% allowance was established based on net charge offs to average outstanding receivables of 4.6%. Management routinely evaluates the inherent risks and change in the composition of our loan portfolio based on its extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. Based on these factors, management has decreased the allowance by 0.6% in the consumer segment and increased the automotive segment by 0.4% to the aforementioned benchmark percentages. The balance of the allowance for credit losses at September 25, 2007 and 2006 was $3.7 million and $3.1 million, respectively.

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

Employees

As of September 25, 2007, we had 406 full-time employees and seven part-time employees. We do not have employment agreements with any of our employees.

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

We may issue Demand Notes, Debentures, or similar debt instruments to investors in order to raise funds for our operations. As of September 25, 2007, we had a total of $81,861,016 of debentures and $5,991,374 of demand notes outstanding, which demand notes may be redeemed by our investors at any time. Of this amount, our subsidiary, The Money Tree of Georgia Inc., has issued $56,267,926 of debentures and $1,451,550 of demand notes. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the Debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the sale of the Debentures and Demand Notes. We are substantially reliant upon the net offering proceeds we receive from the sale of the Debentures and Demand Notes. However, our operations and other sources of funds may not provide sufficient available cash flow to meet our redemption obligations, especially if the amount of redemptions at any given time is significantly greater than anticipated or if cash on hand is less than expected due to losses or other circumstances. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations.

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

As of September 25, 2007, our cash and cash equivalents balance was $17.9 million, which is a $4.9 million increase over the balance as of September 25, 2006. Our cash and cash equivalents are currently being deployed in income-generating assets which generate returns that are less than our finance receivables or other potential investments, which will likely result in reduced net interest margin spreads. A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. As the interest earned on our cash and cash equivalents will generally be less than the interest we are paying for our outstanding debentures and demand notes, our net interest margin will be negatively affected. If we continue to maintain a high cash and cash equivalent balance, the reduction in net interest margins will negatively affect our profitability and future cash flows.

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

Our typical customer base has “subprime” credit ratings and is a higher than average credit risk which could result in increased risk of loan defaults.

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

Our Sole Director, W. Derek Martin, controls all of the outstanding shares of our voting capital stock. In addition, we do not have any independent directors on our board. Accordingly, Mr. Martin will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors and operational decisions. In addition, there are no contractual or regulatory limits on the amounts we can pay to Mr. Martin or other affiliates.

Our focus towards smaller, shorter-term loans has resulted in a significant decrease in loan volume, which has resulted in a negative effect on our net revenues before retail sales.

In the fiscal year ended September 25, 2006, we modified our business plan to curtail larger, longer-term loans to our customers and to focus on smaller, shorter-term lending. Although our default risk may decrease by this change in focus, we have experienced a decrease in our overall gross loan volume by approximately $3.6 million (3.2%) from fiscal year 2006. This lower gross loan volume has, in turn, resulted in corresponding decreases in interest income, fees and related charges earned on customers’ loans, as well as decreases in ancillary products being sold to customers, and ultimately, a decrease in sales and profit margin. Accordingly, this change in focus towards smaller, shorter-term loans has resulted in a negative effect on our net revenues before retail sales.

Our shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of September 25, 2007, we had a shareholders’ deficit of $(929,700), which means our total liabilities exceed our total assets. Bankruptcy law defines this state of a company’s liabilities exceeding its assets as balance-sheet insolvency. The existence of a shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

We are devoting resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing and auditor attestation, and this may reduce the resources we have available to focus on our core business.

For fiscal year ending September 25, 2008, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act, and in order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are in the process of, among other things, evaluating our internal controls to allow management to report on our internal controls systems. We will evaluate our internal controls and business processes which will be required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. The processes involved in testing and maintaining internal controls also involve significant costs and can divert our management’s attention from other matters that are important to our business. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Beginning no earlier than the fiscal year ending September 25, 2009, our independent registered public accounting firm will attest to our internal controls systems and may not be able or willing to issue a favorable assessment of our conclusions.

Item 2.	Properties:

As of the date of this report, we lease all 102 of our branch office locations, the three used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP owns and leases to us the real estate for thirteen of these branch office locations, one used car lot and our corporate headquarters. The Company’s sole director is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. In addition, Martin Sublease, L.L.C. leases from the owners, and subleases to us, 53 of these branch office locations and two used car lots.

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

No matters were submitted to a vote of the security holders during the quarter ended September 25, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6.	Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2007 and 2006, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2007, 2006 and 2005, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2005, 2004, and 2003, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2004 and 2003, have been derived from our audited financial statements that are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2007	2006	2005	2004	2003
Interest and fee income	$19,481	$20,048	$18,843	$17,052	$12,714
Interest expense	(8,026)	(7,350)	(6,355)	(5,848)	(4,919)

Net interest and fee income before provision for credit losses	11,455	12,698	12,488	11,204	7,795
Provision for credit losses	(4,983)	(4,737)	(2,768)	(2,923)	(1,983)

Net interest and fee income after provision for credit losses	6,472	7,961	9,720	8,281	5,812
Insurance commissions	10,120	11,263	10,490	6,477	6,177
Commissions from motor club memberships(1)	1,947	1,957	1,475	1,995	1,612
Delinquency fees	1,776	1,565	1,676	1,638	1,267
Income tax service income(2)	3	83	162	400	452
Other income	748	689	797	496	264

Net revenues before retail sales	21,066	23,518	24,320	19,287	15,584
Retail sales	19,002	17,972	15,061	14,360	19,940
Cost of sales	(12,170)	(11,611)	(9,358)	(9,401)	(14,207)

Gross margin on retail sales	6,832	6,361	5,703	4,959	5,733
Net revenues	27,898	29,879	30,023	24,246	21,317
Operating expenses	(27,604)	(29,151)	(29,205)	(24,854)	(21,728)

Net operating income (loss)	294	728	818	(608)	(411)
Other non-operating income	—	151	—	—	—
Loss on sale of property and equipment	(19)	(75)	(81)	(31)	(20)

Income (loss) before income tax expense	275	804	737	(639)	(431)
Income tax benefit (expense)	101	(274)	(304)	208	141

Net income (loss)	$376	$530	$433	$(431)	$(290)

Ratio of earnings to fixed charges(3)	1.03	1.10	1.10	(4)	(4)

Cash and cash equivalents	$17,854	$12,920	$9,619	$8,373	$8,749
Finance receivables(5)	79,549	79,797	77,292	65,066	58,123
Allowance for credit losses	(3,711)	(3,139)	(2,632)	(2,056)	(1,705)

Finance receivables, net	75,838	76,658	74,660	63,010	56,418
Other receivables	861	1,013	1,099	4,904	2,074
Inventory	3,057	2,195	2,402	2,293	3,009
Property and equipment, net	4,220	4,581	4,850	4,657	3,272
Total assets	105,784	101,487	96,005	86,091	75,471
Senior debt	512	669	1,186	2,062	888
Senior subordinated debt	—	600	1,000	700	3,900
Subordinated debt, related parties	—	370	800	800	271
Debentures(6)	81,861	77,910	68,905	61,582	52,701
Demand notes(6)	5,991	8,137	12,867	11,702	10,277
Shareholders’ deficit	$(930)	$(1,305)	$(1,835)	$(2,268)	$(1,837)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
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

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 8 to our audited financial statements for the year ended September 25, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2007	2006	2005
Direct Consumer Loans:
Number of Loans Made to New Borrowers	20,838	22,068	26,183
Number of Loans Made to Former Borrowers	55,117	54,794	52,785
Number of Loans Made to Existing Borrowers	110,364	98,386	100,439
Total Number of Loans Made	186,319	175,248	179,407
Total Volume of Loans Made	$73,350,400	$81,634,461	$89,520,904
Average Size of Loans Made	$394	$466	$499
Number of Loans Outstanding	76,284	73,440	71,070
Total of Loans Outstanding*	$40,719,291	$46,071,669	$48,840,570
Percent of Loans Outstanding	46.6%	51.7%	55.3%
Average Balance on Outstanding Loans	$534	$627	$687

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	977	964	851
Total Volume of Contracts Made	$17,965,678	$17,425,293	$14,155,640
Average Size of Contracts Made	$18,389	$18,076	$16,634
Number of Contracts Outstanding	2,798	2,550	2,385
Total of Contracts Outstanding*	$32,259,968	$31,280,840	$29,765,603
Percent of Total Loans and Contracts	36.9%	35.1%	33.7%
Average Balance on Outstanding Contracts	$11,530	$12,267	$12,480

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2007	2006	2005
Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	137	124	352
Number of Loans Made to Former Customers	2,684	2,250	3,641
Number of Loans Made to Existing Customers	3,120	2,432	2,291
Total Contracts Made	5,941	4,806	6,284
Total Volume of Contracts Made	$16,869,906	$12,749,329	$10,904,159
Number of Contracts Outstanding	7,067	6,310	5,468
Total of Contracts Outstanding*	$14,466,682	$11,813,566	$9,661,474
Percent of Total Loans and Contracts	16.5%	13.2%	11.0%
Average Balance of Outstanding Contracts	$2,047	$1,872	$1,767

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,115,375 for the year ended September 25, 2007; $5,618,931 for the year ended September 25, 2006; and $4,921,905 for the year ended September 25, 2005.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	September 25, 2007	September 25, 2006	September 25, 2005
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$40,719,291	$46,071,669	$48,840,570
Motor Vehicle Installment	32,259,968	31,280,840	29,765,603
Consumer Sales Finance	14,466,682	11,813,566	9,661,474
Bankrupt Accounts	6,115,375	5,618,931	4,921,905

Total Gross Outstanding	$93,561,316	$94,785,006	$93,189,552

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge offs represent the gross amount of loans charged off as uncollectible (charge offs are shown net of non-file insurance receipts in our Allowance for Credit Losses). Rebates represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See page 40 (Summary of Significant Accounting Policies – Income Recognition) for further discussion related to rebates of interest. Other adjustments primarily represent accounts transferred to and from the department that administers bankrupt accounts.

	Fiscal Year Ended September 25, 2007	Fiscal Year Ended September 25, 2006	Fiscal Year Ended September 25, 2005
Direct Consumer Loans:
Balance – beginning	$46,071,669	$48,840,570	$38,281,888
Loans originated	73,350,400	81,634,461	89,520,904
Collections	(52,252,511)	(57,356,295)	(54,192,456)
Refinancings	(18,154,981)	(16,545,531)	(16,169,389)
Charge offs, gross	(4,066,752)	(4,753,034)	(2,828,792)
Rebates/other adjustments	(4,228,534)	(5,748,502)	(5,771,586)

Balance – end	$40,719,291	$46,071,669	$48,840,570

Consumer Sales Finance Contracts:
Balance – beginning	$11,813,566	$9,661,474	$7,240,653
Loans originated	16,869,906	12,749,329	10,904,159
Collections	(6,058,209)	(5,003,968)	(3,923,845)
Refinancings	(4,993,560)	(3,527,789)	(2,810,207)
Charge offs, gross	(1,110,556)	(513,941)	(448,951)
Rebates/other adjustments	(2,054,465)	(1,551,539)	(1,300,335)

Balance – end	$14,466,682	$11,813,566	$9,661,474

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$31,280,840	$29,765,603	$30,557,683
Loans originated	17,965,678	17,425,293	14,155,640
Collections	(14,469,121)	(13,446,490)	(12,424,225)
Refinancings	—	—	—
Charge offs, gross	(1,185,753)	(1,161,114)	(1,316,489)
Rebates/other adjustments	(1,331,676)	(1,302,452)	(1,207,006)

Balance – end	$32,259,968	$31,280,840	$29,765,603

Total Active Accounts:
Balance – beginning	$89,166,075	$88,267,647	$76,080,224
Loans originated	108,185,984	111,809,083	114,580,703
Collections	(72,779,841)	(75,806,753)	(70,540,526)
Refinancings	(23,148,541)	(20,073,320)	(18,979,595)
Charge offs, gross	(6,363,061)	(6,428,089)	(4,594,232)
Rebates/other adjustments	(7,614,675)	(8,602,493)	(8,278,927)

Balance – end	$87,445,941	$89,166,075	$88,267,647

Total Bankrupt Accounts:
Balance – beginning	$5,618,931	$4,921,905	$3,531,667
Charge offs, gross	(790,514)	(714,068)	(649,741)
Adjustments	1,286,958	1,411,094	2,039,979
Balance – end	$6,115,375	$5,618,931	$4,921,905

Total Gross O/S Receivables	$93,561,316	$94,785,006	$93,189,552

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2007	Fiscal Year Ended September 25, 2006	Fiscal Year Ended September 25, 2005
Finance Receivables Originated:
Direct consumer loans	$73,350,400	$81,634,461	$89,520,904
Consumer sales finance	16,869,906	12,749,329	10,904,159
Motor vehicle installment sales	17,965,678	17,425,293	14,155,640
Total gross loans originated	108,185,984	111,809,083	114,580,703
Gross receivables purchased	—	—	—
Non-cash items included in gross finance receivables*	(31,243,362)	(29,267,388)	(29,622,467)

Finance receivables originated – cash flows**	$76,942,622	$82,541,695	$84,958,236

Loans Repaid:
Collections
Direct consumer loans	$52,252,512	$57,356,295	$54,192,456
Consumer sales finance	6,058,208	5,003,969	3,923,845
Motor vehicle installment sales	14,469,121	13,446,490	12,424,225

Finance receivables repaid – cash flows	$72,779,841	$75,806,754	$70,540,526

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $10,545,399 for the fiscal year ended September 25, 2007; $10,537,845 for the fiscal year ended September 25, 2006; and $10,423,617 for the fiscal year ended September 25, 2005.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 17 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

	As of, or for, the Year Ended September 25,
	2007	2006	2005
Average net finance receivables (1)	$79,247,445	$80,614,846	$70,640,777
Average notes payable (2)	$87,680,692	$87,496,046	$80,154,165

Interest income	$14,742,029	$15,864,416	$14,573,071
Loan fee income	4,738,711	4,183,795	4,269,944

Total interest and fee income	19,480,740	20,048,211	18,843,015
Interest expense	8,025,969	7,349,884	6,354,744

Net interest and fee income before provision for credit losses	$11,454,771	$12,698,327	$12,488,271
Average interest rate earned	24.6%	24.9%	26.7%
Average interest rate paid	9.2%	8.4%	7.9%
Net interest rate spread	15.4%	16.5%	18.8%
Net interest margin (3)	14.5%	15.8%	17.7%

(1)

Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, insurance commissions, and unearned discounts) during the year presented. Net finance receivables for this purpose include all outstanding finance receivables, including accounts in bankruptcy and non-accrual status.

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

	Increase (Decrease) Due to						Total net increase (decrease)
	Volume		Rate		Rate/Volume
	9/25/07	9/25/06	9/25/07	9/25/06	9/25/07	9/25/06	9/25/07		9/25/06
Earning assets:
Interest income on finance receivables:	$(224,699)	$2,439,027	$(204,355)	$(1,049,970)	$(2,417)	$(54,861)	$(431,471	)(1)	$1,334,196	(1)

Interest bearing liabilities:
Debentures & demand notes	150,543	534,708	597,906	432,103	11,871	34,917	760,320		1,001,728
Other debt	(85,253)	(12,172)	9,945	8,369	(8,927)	(2,785)	(84,235)		(6,588)

Total interest expense	65,290	522,536	607,851	440,472	2,944	32,132	676,085		995,140

Net interest income	$(289,989)	$1,916,491	$(812,206)	$(1,490,442)	$(5,361)	$(86,993)	$(1,107,556)		$339,056

(1)

Excludes approximately $4,000 and $136,000 of earned discounts included in interest income in 2007 and 2006, respectively as a result of finance receivables purchased at a discount in fiscal year 2004.

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2007 and 2006. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2007	2006
Return on average assets (2)	0.5%	0.5%
Return on average shareholders’ deficit (3)	-50.0%	-36.7%
Average deficit to average assets ratio (4)	-0.7%	-1.4%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income divided by average total assets during the fiscal year.
(3)	Calculated as net income divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

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

	As of, or for, the Fiscal Year Ended September 25,
	2007	2006	2005
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$53,453,781	$55,184,869	$47,201,084

Charge offs – direct consumer	$4,066,752	$4,753,034	$2,828,792
Charge offs – consumer sales finance	$1,110,556	$513,941	$448,951
Charge offs – bankruptcy	$790,514	$714,068	$649,741

Total gross charge offs	$5,967,822	$5,981,043	$3,927,484
Recoveries (all direct consumer)*	$(2,751,142)	$(2,915,407)	$(3,047,784)

Charge offs, net	$3,216,680	$3,065,636	$879,700
Percent of net charge offs to average receivables	6.0%	5.6%	1.9%

Motor Vehicle Installment Sales Contracts:

Average net finance receivables	$25,793,664	$25,429,977	$23,439,693

Charge offs, gross	$1,185,753	$1,161,114	$1,316,488
Recoveries	—	—	—

Charge offs, net	$1,185,753	$1,161,114	$1,316,488
Percent of net charge offs to average receivables	4.6%	4.6%	5.6%

Total Receivables:

Average net finance receivables	$79,247,445	$80,614,846	$70,640,777

Charge offs, gross	$7,153,575	$7,142,157	$5,243,972
Recoveries (all direct consumer)*	$(2,751,142)	$(2,915,407)	$(3,047,784)

Charge offs, net	$4,402,433	$4,226,750	$2,196,188
Percent of net charge offs to average receivables	5.6%	5.2%	3.1%

During fiscal year 2007, our gross charge offs were slightly higher than in fiscal year 2006. Charge offs of consumer sales finance loans rose significantly over the prior year levels, primarily due to the increased amounts of these type loans originated over the past two years. Charge offs of accounts in bankruptcy also increased in 2007. Although customers filing bankruptcy decreased dramatically following the bankruptcy reform in late 2005, filings recently have returned close to the pre-reform levels. Direct consumer loans charged off in 2007 decreased from 2006 levels. However, considering the effect of Hurricane Katrina in 2006, the charge offs were approximately the same.

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

As of September 25, 2007 and 2006, our allowance for credit losses was $3.7 million and $3.1 million, respectively. The primary factor for the increase in our allowance for credit losses was additional reserves to maintain a level we consider adequate based on the historical loss experience of net charge offs to average net outstanding finance receivables and other factors. The allowance for credit losses is 4.7% and 3.9% of the net outstanding finance receivables at September 25, 2007 and 2006, respectively.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Our gross finance receivables on non-accrual status, including bankruptcy accounts, totaled approximately $20.1 million and approximately $18.6 million for the fiscal years ended September 25, 2007 and 2006, respectively. Suspended interest as a result of these non-accrual accounts totaled $1.1 million, $1.0 million and $0.8 million for the fiscal years ended September 25, 2007, 2006 and 2005, respectively. Generally, we do not refinance delinquent accounts. However, on occasion, a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing. Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2007 and 2006:

	As of September 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$40,719,291	$14,466,682	$32,259,968	$6,115,375	$93,561,316
Loans and Contracts 60-90 days past due	$867,807	$254,167	$20,849	$247,171	$1,389,994
Percentage of Outstanding	2.13%	1.76%	0.06%	4.04%	1.49%
Loans and Contracts greater than 90 days past due	$10,867,871	$3,149,552	$26,130	$3,261,191	$17,304,744
Percentage of Outstanding	26.69%	21.77%	0.08%	53.33%	18.50%
Loans and Contracts greater than 60 days past due	$11,735,678	$3,403,719	$46,979	$3,508,362	$18,694,738
Percentage of Outstanding	28.82%	23.53%	0.15%	57.37%	19.98%

	As of September 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$46,071,669	$11,813,566	$31,280,840	$5,618,931	$94,785,006
Loans and Contracts 60-90 days past due	$930,305	$232,289	$66,208	$191,548	$1,420,350
Percentage of Outstanding	2.02%	1.97%	0.21%	3.41%	1.50%
Loans and Contracts greater than 90 days past due	$10,026,777	$2,916,164	$8,385	$2,832,426	$15,783,752
Percentage of Outstanding	21.76%	24.68%	0.03%	50.41%	16.65%
Loans and Contracts greater than 60 days past due	$10,957,082	$3,148,453	$74,593	$3,023,974	$17,204,102
Percentage of Outstanding	23.78%	26.65%	0.24%	53.82%	18.15%

Results of Operations

Comparison of Fiscal Years Ended September 25, 2007 and 2006

Net Revenues

Net revenues were $27.9 million and $29.9 million for the fiscal years ended September 25, 2007 and 2006, respectively. The decrease in net revenues was primarily as a result of the decrease in insurance commissions and interest and fee income. In the third quarter of fiscal year 2006, we modified our business plan to curtail larger, longer-term loans and to focus on smaller, shorter-term lending. This resulted in our gross loan volume decreasing 3.2% in 2007 compared to 2006. Direct Consumer loan volume decreased 10%, while Consumer Sales Finance loan volume increased 32% and Auto Sales Finance loan volume increased 3%. Due to the change in the mix of our loan portfolio, interest and loan fees were down compared to 2006 as well as the commissions earned on insurance products sold in conjunction with customer loans. We did see increases in retail sales and the resulting gross margins on these sales, which correlate to the increases in sales financing loans originated mentioned above.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $11.5 million and $12.7 million for fiscal years ended September 25, 2007 and 2006, respectively. As discussed above, the decrease in our overall loan volume during fiscal year 2007 was the primary contributor to the decrease in interest and fee income. Interest expense was $8.0 million in 2007 and $7.3 million in 2006. The increase in interest expense was due to the additional borrowings from the sale of debentures.

Provision for Credit Losses

Provision for credit losses was $5.0 million and $4.7 million for fiscal years ended September 25, 2007 and 2006, respectively. Our analysis of the net charge offs to net outstanding finance receivables indicated an increasing trend. Thus, we deemed that additional reserves in the allowance for credit losses were necessary. Although our net outstanding finance receivables decreased slightly, the additional reserves resulted in increases in the corresponding provisions for credit losses.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased from $13.2 million in 2006 to $12.1 million in 2007. During 2007, commissions on credit insurance products were $7.0 million and non-credit insurance products and motor club memberships were $5.1 million. Approximately 64% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income was in aggregate $2.5 million and $2.3 million for fiscal years ended September 25, 2007 and 2006, respectively. This increase was primarily due to the increases in delinquency fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $6.8 million and $6.4 million for fiscal years ended September 25, 2007 and 2006, respectively. Gross margins in the consumer segment increased $0.5 million from 2006 while the automotive segment’s margin decreased $0.1 million. Vehicle sales were down $0.2 million from 2006 while sales in the consumer segment were up $1.2 million in 2007 over 2006.

Operating Expenses

Operating expenses were $27.6 million and $29.2 million for fiscal years ended September 25, 2007 and 2006, respectively. As a result of some decreases in staffing levels and significant decreases in health benefit related cost, personnel expenses decreased over 4% from 2006, while other operating expenses decreased 11%. We refined our process for customer solicitation that resulted in savings in postage and other costs. Travel and related cost were also down significantly from prior year levels due to a decreased number of personnel required to travel. General and administrative expenses decreased approximately 4% as a result of more favorable rates on telecommunications contracts.

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

Insurance and Other Products

Income from commissions on insurance products and motor club memberships increased from $12.0 million in 2005 to $13.2 million in 2006. During 2006, commissions on credit insurance products were $8.3 million and non-credit insurance products and motor club memberships were $4.9 million. Approximately 63% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income was in aggregate $2.3 million and $2.5 million for fiscal years ended September 25, 2006 and 2005, respectively. This decrease was primarily due to the decreases in delinquency fees as well as other miscellaneous charges and products included in other income.

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

Cash and cash equivalents increased by approximately $4.9 million during fiscal year 2007 from a balance of $12.9 million at September 25, 2006 to $17.8 million at September 25, 2007, as compared to a increase of approximately $3.3 million during fiscal year 2006 from a balance of $9.6 million at September 25, 2005 to $12.9 million at September 25, 2006. During 2007, the primary sources of cash were loan repayments from customers and proceeds net of redemptions from sales of debentures. During 2007, the primary uses of cash were loan originations to customers and redemptions of debentures and demand notes. Since we changed our business plan in fiscal year 2006, cash required to fund our lending activities has decreased significantly. This along with increases in cash provided by operations has resulted in the cash and cash equivalent balances we currently have. We carry these increased amounts of cash to insure that we are able to meet our redemption obligations, specifically our demand notes, and to have sufficient cash reserves to meet our anticipated increase in loan volume during our first fiscal quarter of 2008.

During 2007, our investing activities were generally funded by the $8.9 million of net cash provided by operating activities and $0.7 million of net cash provided by financing activities. Below is a table showing the net effect of our cash flows from financial activities for our fiscal years ended September 25, 2007 and 2006:

	2007	2006
Senior debt – borrowing	$3,618,439	$3,915,053
Senior debt – repayments	(3,775,325)	(4,432,050)

Net	$(156,886)	$(516,997)

Senior subordinated debt – borrowing	$—	$—
Senior subordinated debt – repayments	(600,000)	(400,000)

Net	$(600,000)	$(400,000)

Junior subordinated debt – borrowing	$—	$—
Junior subordinated debt – repayments	(370,000)	(430,000)

Net	$(370,000)	$(430,000)

Demand notes – borrowing	$2,806,294	$11,495,511
Demand notes – repayments	(4,951,770)	(16,225,868)

Net	$(2,145,476)	$(4,730,357)

Debentures – borrowing	$14,132,396	$21,060,333
Debentures – repayments	(10,181,582)	(12,054,884)

Net	$3,950,814	$9,005,449

Cash payments for interest for the fiscal years ended September 25, 2007 and 2006 were as follows:

	2007	2006
Senior debt	$117,767	$119,046
Senior subordinated debt	40,395	71,382
Junior subordinated debt, including related parties	15,692	50,944
Debentures and demand notes	5,104,435	5,003,762

Total interest payments	$5,278,289	$5,245,134

During 2007, we used a net of $4.6 million for investing activities. We received $72.8 million in loan repayments from our customers and received $0.6 million in proceeds from the sale of property and equipment. However, we originated $76.9 million in new loans to customers and purchased $1.0 million worth of property and equipment.

During 2008, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. During the fiscal year ended September 25, 2007, we redeemed $10.2 million of debentures and $5.0 million of demand notes issued by us and our subsidiary, The Money Tree of Georgia Inc. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities described in “Use of Proceeds.”

Debentures and Demand Notes

During the fiscal year ended September 25, 2007, we (1) received gross proceeds of $14.1 million from the sale of debentures and $2.8 million from the sale of demand notes, and (2) paid $10.2 million for redemption of debentures and $5.0 million for redemption of demand notes. As of September 25, 2007, we and our subsidiary The Money Tree of Georgia Inc. had $81.9 million of debentures and $6.0 million of demand notes outstanding compared to $77.9 million of debentures and $8.1 million of demand notes outstanding, as of September 25, 2006.

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

Lack of a Significant Line of Credit

Although we have been without a significant line of credit for the past several years, we have not experienced any material cash flow problems and do not expect any cash flow problems during the next 12 months. This is due in part to the following factors:

•	During the period of September 26, 2006 through September 25, 2007, we averaged over $1.4 million per month in sales of new debentures and demand notes,

•	We had average cash equivalents balance during fiscal year 2007 of $16.6 million. Our cash and cash equivalents balance at September 25, 2007 was $17.9 million;

•	Cash repayment of customer loans in fiscal year 2007 was approximately $72.8 million. This represents approximately 78% of our average gross outstanding finance receivables during the period;

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

Subsequent Events

From September 26, 2007 to November 25, 2007, we had raised $0.5 million in debentures net of redemptions and we had redeemed $0.6 million more demand notes than we had sold. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 for the fiscal year beginning September 26, 2007. The Company has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning September 26, 2009.

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

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 12 and 15 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Business – Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2007:

Contractual Obligations

	Payments Due by Period (in thousands)				More than 5 years
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Long term debt	$88,364	$21,851	$45,885	$20,628	$—
Operating leases	5,945	2,474	2,631	772	68

Total obligations	$94,309	$24,325	$48,516	$21,400	$68

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

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

Report of Independent Registered Public Accounting Firm

To the Director and Shareholders

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries as of September 25, 2007 and 2006, and the related consolidated statements of income, shareholders’ deficit, and cash flows for each of the three years in the period ended September 25, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

December 21, 2007

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2007	2006
Assets
Cash and cash equivalents	$17,854,277	$12,919,524
Finance receivables, net	75,837,823	76,657,536
Other receivables	861,366	1,012,913
Employee receivables	1,990	2,029
Inventory	3,056,775	2,195,463
Property and equipment, net	4,219,885	4,580,804
Deferred income taxes	1,210,000	645,000
Goodwill	991,243	1,357,067
Other assets	1,750,142	2,116,618

Total assets	$105,783,501	$101,486,954

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$4,020,056	$3,525,278
Accrued interest payable	14,329,092	11,581,412
Senior debt	511,663	668,549
Senior subordinated debt	—	600,000
Variable rate subordinated debentures	81,861,016	77,910,202
Demand notes	5,991,374	8,136,850
Junior subordinated debt, related parties	—	370,000

Total liabilities	106,713,201	102,792,291

Commitments and contingencies (see Notes 12 and 15)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,607,347)	(2,982,984)

Total shareholders’ deficit	(929,700)	(1,305,337)

Total liabilities and shareholders’ deficit	$105,783,501	$101,486,954

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Income

Years ended September 25,	2007	2006	2005
Interest and fee income	$19,480,740	$20,048,211	$18,843,015
Interest expense	(8,025,969)	(7,349,884)	(6,354,744)

Net interest and fee income before provision for credit losses	11,454,771	12,698,327	12,488,271
Provision for credit losses	(4,982,494)	(4,737,644)	(2,767,868)

Net interest and fee income after provision for credit losses	6,472,277	7,960,683	9,720,403
Insurance commissions	10,120,463	11,262,655	10,490,324
Commissions from motor club memberships from company owned by related parties	1,946,476	1,957,478	1,474,454
Delinquency fees	1,775,728	1,564,872	1,675,903
Income tax service agreement income from company owned by related parties	3,310	83,034	161,739
Other income	747,829	689,606	797,068

Net revenue before retail sales	21,066,083	23,518,328	24,319,891

Retail sales	19,001,858	17,972,565	15,342,564
Cost of sales	(12,170,317)	(11,611,383)	(9,639,546)

Gross margin on retail sales	6,831,541	6,361,182	5,703,018

Net revenues	27,897,624	29,879,510	30,022,909

Operating expenses
Personnel expense	(15,349,102)	(16,055,481)	(15,349,599)
Facilities expense	(3,760,048)	(3,829,170)	(3,640,192)
General and administrative expenses	(3,150,330)	(3,291,818)	(3,520,904)
Other operating expenses	(5,344,159)	(5,974,476)	(6,693,942)

Total operating expenses	(27,603,639)	(29,150,945)	(29,204,637)

Net operating income	293,985	728,565	818,272
Other non-operating income	—	151,233	—
Loss on sale of property and equipment	(19,012)	(75,720)	(80,695)

Income before income tax benefit (expense)	274,973	804,078	737,577
Income tax benefit (expense)	100,664	(274,490)	(304,429)

Net income	$375,637	$529,588	$433,148

Net income per common share, basic and diluted	$12.71	$17.92	$14.66

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock
	Class A Voting		Class B Non-voting			Total
	Shares	Stated Value	Shares	Stated Value	Accumulated Deficit	Shareholders’ Deficit
Balance at September 25, 2004	2,686	$1,677,647	26,860	$—	$(3,945,720)	$(2,268,073)
Net income	—	—	—	—	433,148	433,148

Balance at September 25, 2005	2,686	1,677,647	26,860	—	(3,512,572)	(1,834,925)
Net income	—	—	—	—	529,588	529,588

Balance at September 25, 2006	2,686	1,677,647	26,860	—	(2,982,984)	(1,305,337)
Net income	—	—	—	—	375,637	375,637

Balance at September 25, 2007	2,686	$1,677,647	26,860	$—	$(2,607,347)	$(929,700)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2007	2006	2005
Cash flows from operating activities
Net income	$375,637	$529,588	$433,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,982,494	4,737,644	2,767,868
Depreciation	794,418	946,745	901,134
Amortization	5,714	6,746	8,191
Goodwill write-down	365,824	—	—
Deferred income taxes	(565,000)	—	(196,464)
Loss on sale of property and equipment	19,012	75,720	80,695
Change in assets and liabilities:
Other receivables	151,547	86,439	3,804,736
Employee receivables	39	3,436	12,562
Inventory	(861,312)	206,168	(108,762)
Other assets	360,762	(755,902)	(346,012)
Accounts payable and other accrued liabilities	494,778	(80,027)	(63,827)
Accrued interest payable	2,747,680	2,104,750	1,633,047

Net cash provided by operating activities	8,871,593	7,861,307	8,926,316

Cash flows from investing activities
Finance receivables originated	(76,942,622)	(82,541,695)	(84,958,236)
Finance receivables repaid	72,779,841	75,806,754	70,540,526
Purchase of property and equipment	(1,032,849)	(898,832)	(1,264,295)
Proceeds from sale of property and equipment	580,338	145,338	90,130

Net cash used in investing activities	(4,615,292)	(7,488,435)	(15,591,875)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(156,886)	(516,997)	(876,698)
Demand notes	(2,145,476)	(4,730,357)	1,165,228
Proceeds on senior subordinated debt	—	—	1,000,000
Repayments on senior subordinated debt	(600,000)	(400,000)	(700,000)
Repayments on junior subordinated debt and related parties	(370,000)	(430,000)	—
Proceeds-variable rate subordinated debentures	14,132,396	21,060,333	18,226,514
Payments-variable rate subordinated debentures	(10,181,582)	(12,054,884)	(10,904,042)

Net cash provided by financing activities	678,452	2,928,095	7,911,002

Net change in cash and cash equivalents	4,934,753	3,300,967	1,245,443

Cash and cash equivalents, beginning of year	12,919,524	9,618,557	8,373,114

Cash and cash equivalents, end of year	$17,854,277	$12,919,524	$9,618,557

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$5,278,289	$5,245,134	$4,721,697

Income taxes	$198,897	$1,180,024	$337,148

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

The Company’s business consists of the operation of finance company offices in 102 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in the State of Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of prepaid phone service and automobile club memberships.

The Company’s loan portfolio consists of consumer sales finance contracts receivables and direct consumer loan receivables. Consumer sales finance contracts receivables consist principally of retail installment sale contracts collateralized by used automobiles and consumer goods which are initiated by automobile and consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Direct consumer loan receivables are loans originated directly to customers for general use which are collateralized by existing automobiles or consumer goods, or are unsecured.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from those estimates.

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

Income Recognition

Accounting principles generally accepted in the United States require that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. An interest yield method is used by the Company on each individual precomputed account to calculate income for on-going accounts; however, state regulations often allow interest refunds to be made according to the Rule of 78’s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that most precomputed accounts are adjusted to a Rule of 78’s basis effective yield. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2007, 2006, and 2005 were $2,504,285, $2,919,148, and $2,405,559, respectively.

Accrual of interest income on interest-bearing finance receivables is suspended when no payment has been made on an account for 60 days or more on a contractual basis. The loan is returned to active status and accrual of income is resumed when all of the principal and interest amounts contractually due are brought current (one or more full contractual monthly payments are received and the account is less than 60 days contractually delinquent), at which time management believes future payments are reasonably assured. Interest accrued on loans charged off is reversed against interest income in the current period. Any amounts charged off that related to prior periods are not material for any period presented.

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

Goodwill and Other Intangible Assets

Prior to July 1, 2001, intangible assets acquired in business combinations accounted for by the purchase method of accounting were capitalized and amortized over their expected useful life. Acquisitions after June 30, 2001 are accounted for under SFAS No.141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company uses a fair value approach to test for the potential impairment of goodwill and tradenames. Estimated fair value exceeded carrying value for the tradenames. During the annual goodwill impairment testing process, the Company recorded an impairment charge in the fourth quarter of 2007 in the amount of $365,824. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In Management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2007 and 2006.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $704,972, $865,512, and $864,170 for the years ended September 25, 2007, 2006, and 2005, respectively.

Allocation of Expenses to Related Party

Employees of The Money Tree Inc. perform services in support of Interstate Motor Club, an affiliate of the Company. The Company assesses Interstate Motor Club an administration fee that approximates the cost of support provided to Interstate Motor Club.

Net Income Per Common Share

Net income per common share is computed based upon weighted–average common shares outstanding. There are no potentially dilutive securities issued or outstanding.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the method of presentation used in 2007.

Recent Accounting Pronouncements

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 for the fiscal year beginning September 26, 2007. The Company has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning September 26, 2009.

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2007	2006
Finance receivables, direct consumer	$46,834,666	$51,690,600
Finance receivables, consumer sales finance	14,466,682	11,813,566
Finance receivables, auto sales finance	32,259,968	31,280,840

Total gross finance receivables	93,561,316	94,785,006
Unearned insurance commissions	(2,815,646)	(3,128,529)
Unearned finance charges	(12,122,154)	(12,781,597)
Accrued interest receivable	924,986	925,874
Unearned discounts	—	(3,859)

Finance receivables, before allowance for credit losses	79,548,502	79,796,895
Allowance for credit losses	(3,710,679)	(3,139,359)

Finance receivables, net	$75,837,823	$76,657,536

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2007	2006	2005
Beginning balance	$3,139,359	$2,631,814	$2,055,402
Provisions for credit losses	4,982,494	4,737,644	2,767,868
Charge-offs	(4,583,650)	(4,392,129)	(2,300,592)
Recoveries	181,218	165,379	104,404
Other	(8,742)	(3,349)	4,732

Ending balance	$3,710,679	$3,139,359	$2,631,814

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2007, 2006, and 2005, cash collections of principal amounts of receivables (including renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $95,928,382, $95,880,074, and $89,520,121, respectively, and these cash collections were 102 percent, 105 percent, and 107 percent of average gross finance receivable balances (excluding accounts in bankruptcy), respectively.

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $20,132,798, $18,561,872, and $16,494,707 at September 25, 2007, 2006 and 2005, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to the entire portfolio of loans was $3,710,679, $3,139,359, and $2,631,814 at September 25, 2007, 2006 and 2005, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $1,149,545, $1,039,956, and $777,488 for the years ended September 25, 2007, 2006, and 2005, respectively.

Finance receivables charged off are net of proceeds from non-filing insurance. The Company purchases non-file insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording these liens. Amounts recoverable from non-file insurance claims totaled $2,569,924, $2,750,028, and $2,943,380, for the years ended September 25, 2007, 2006, and 2005, respectively. If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-file insurance claims were $382,472 and $538,184 at September 25, 2007 and 2006, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2007	2006
Used automobiles	$2,170,617	$1,587,963
Home furnishings and electronics	886,158	607,500

Total inventory	$3,056,775	$2,195,463

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2007	2006
Furniture and equipment	$5,770,369	$5,625,684
Airplane	507,180	579,344
Automotive equipment	640,925	1,043,255
Leasehold improvements	2,590,676	2,511,185

	9,509,150	9,759,468
Accumulated depreciation	(5,289,265)	(5,178,664)

Total property and equipment, net	$4,219,885	$4,580,804

Depreciation expense totaled $794,418, $946,745, and $901,134 for the years ended September 25, 2007, 2006 and 2005, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

For the fiscal year ended September 25, 2007, the Company tested goodwill for impairment according to the provisions of FASB Statement 142, “Goodwill and Other Intangible Assets,” and determined that goodwill had been impaired. Accordingly, the Company recorded a charge to earnings of $365,824 as a result of this impairment, which is included in other operating expenses in the Consolidated Statements of Operations. Future impairment tests will be performed annually in the fourth fiscal quarter. Tests will be performed between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Goodwill and intangible assets consisted of the following:

September 25,	2007	2006
Goodwill, net of accumulated amortization of $520,825	$991,243	$1,357,067

Covenants not to compete, net of accumulated amortization of $46,844 and $41,130, respectively	10,492	16,206
Tradenames	30,000	30,000

Total intangible assets (included in Other Assets)	$40,492	$46,206

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Amortization of covenants not to compete totaled $5,714, $6,746, and $8,191, for the years ended September 25, 2007, 2006, and 2005, respectively.

The estimated amortization expense of covenants not to compete for succeeding years is as follows:

2008	$5,714
2009	4,778

$10,492

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2007	2006
Accounts payable	$272,558	$98,875
Insurance payable, loan related	698,719	659,350
Accrued payroll	521,063	513,968
Accrued payroll taxes	39,402	40,114
Money orders	987,264	799,694
Sales tax payable	1,314,176	1,260,163
Other liabilities	186,874	153,114

Total accounts payable and other accrued liabilities	$4,020,056	$3,525,278

NOTE 8 – DEBT

Debt consisted of the following:

September 25,	2007	2006
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 10.25% (some variable), due 2008 to 2010. The carrying values of the collateral at September 25, 2007 and 2006 were $1,053,418 and $1,145,801 respectively.	$511,663	$668,549

Total senior debt	511,663	668,549

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

September 25,	2007	2006
Senior subordinated debt: due to credit insurance company, unsecured, guaranteed by a Company shareholder, interest at prime plus 1%. The debt was paid in August 2007.	$—	$600,000

Total senior subordinated debt	—	600,000

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	56,267,926	64,678,723

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2011.	25,593,090	13,231,479

Total subordinated debentures	81,861,016	77,910,202

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	1,451,550	2,155,217

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	4,539,824	5,981,633

Total demand notes	5,991,374	8,136,850

Junior subordinated debt, related parties: due to a shareholder, interest rate at 8%. Debt was paid in August 2007.	—	370,000

Total junior subordinated debt, related parties	—	370,000

Total debt	$88,364,053	$87,685,601

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

There are no pre-payment penalties on the senior debt or subordinated debt. At the Company’s discretion, these debt obligations could be satisfied by paying the outstanding principal balance plus accrued interest.

Effective December 25, 2005, the Company terminated the sale of debentures and demand notes through its subsidiary, The Money Tree of Georgia Inc. and commenced the sale of debentures and demand notes from the Parent company (see Note 18). Since many investors make periodic deposits to the demand notes, some chose to redeem the demand notes from The Money Tree of Georgia Inc. and establish demand notes from The Money Tree Inc. to avoid having multiple accounts.

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

There are no covenants or other special conditions with respect to the Company’s junior subordinated debt.

Aggregate debt maturities at September 25, 2007 are as follows:

	2008	2009	2010	2011	Total
Senior debt, banks and finance companies	$501,292	$8,876	$1,495	$—	$511,663

Variable rate subordinated debentures	15,358,363	21,427,364	24,447,570	20,627,719	81,861,016
Demand notes	5,991,374	—	—	—	5,991,374

	$21,851,029	$21,436,240	$24,449,065	$20,627,719	$88,364,053

Interest expense totaled $8,025,969, $7,349,884, and $6,354,744 for the years ended September 25, 2007, 2006 and 2005, respectively.

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

The provision for income taxes for the years ended September 25, 2007, 2006, and 2005 consisted of the following:

Years ended September 25,	2007	2006	2005
Current tax expense (benefit)
Federal	$393,010	$240,485	$408,383
State	71,326	34,005	92,510

Total current	464,336	274,490	500,893
Deferred income tax expense (benefit)
Federal	(297,000)	18,000	(174,091)
State	(52,588)	(4,949)	(41,734)
(Decrease) increase in valuation allowance	(215,412)	(13,051)	19,361

Total deferred	(565,000)	—	(196,464)

Total provision (benefit)	$(100,664)	$274,490	$304,429

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate to pretax income for the years ended September 25, 2007, 2006 and 2005 due to the following:

Years ended September 25,	2007	2006	2005
Income tax expense at Federal statutory income tax rates	$93,491	$273,387	$250,776
Increase (decrease) in income taxes resulting from:
Non-taxable income	—	(52,717)	—
State income taxes, net of federal tax benefit	10,889	31,836	1,990
Non-deductible expenses	19,207	26,502	27,355
(Decrease) increase in valuation allowance	(215,412)	(13,051)	19,361
Other	(8,839)	8,533	4,947

	$(100,664)	$274,490	$304,429

Net deferred tax assets consist of the following components:

September 25,	2007	2006
Deferred tax liability:
Property and equipment	$329,000	$474,000
Intangible assets	—	3,000

	329,000	477,000
Deferred tax assets:
Allowance for credit losses	1,484,000	1,256,000
State net operating loss carryforwards	317,000	308,412
Interest income	214,000	197,000
Insurance commissions	948,000	1,080,000
Goodwill and intangible assets	80,000	—

	3,043,000	2,841,412

Net deferred tax assets	2,714,000	2,364,412
Valuation allowance	(1,504,000)	(1,719,412)

Net deferred tax assets, less valuation allowance	$1,210,000	$645,000

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

At the end of the fiscal year 2007, the Company determined that it was more likely than not that an increased amount of the deferred tax assets is recoverable, based on improved financial performance. Accordingly, the valuation allowance, which was reduced by $215,412, contributed to a net increase in the deferred tax asset and a benefit in the current fiscal year income tax provision.

The Company has available at September 25, 2007, unused state operating loss and charitable carryforwards of $5,285,036 that expire in various amounts in years from 2009 through 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

As of, or for the years ended September 25,	2007	2006	2005
Interest expense, junior subordinated debt, related parties	$6,941	$50,944	$63,260

Junior subordinated debt owed to a shareholder	—	370,000	800,000

Rent expense, companies controlled by shareholders	2,033,291	2,187,432	2,135,222

Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club member- ships with the Company acting as agent for an affiliate owned by a shareholder and other related parties	1,946,476	1,957,478	1,474,454

Income tax service agreement income from affiliated company owned by a shareholder and other related parties	3,310	83,034	161,739

Advances to companies affiliated through common ownership	—	—	12,477

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s Sole Director is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. The Company’s Sole Director is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s founder and former CEO’s three children (including the Company’s Sole Director) and the Company’s President, pursuant to an Agency Sales Agreement.

The Company receives income tax service agreement income, pursuant to a service agreement, from an entity owned by the estate of the Company’s founder and former CEO and two other officers of the Company.

At various times in fiscal year 2005, the Company or its subsidiaries advanced loans to companies affiliated through common ownership. These were evidenced by promissory notes and accrued interest at rates prevailing at the time of the advance.

NOTE 12 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2007 were as follows:

Year Ending September 25	Companies controlled by related parties	Other	Total
2008	$1,803,047	$670,663	$2,473,710
2009	1,153,888	462,902	1,616,790
2010	741,789	272,524	1,014,313
2011	362,241	150,223	512,464
2012	216,435	43,500	259,935
Thereafter	68,200	—	68,200

	$4,345,600	$1,599,812	$5,945,412

Substantially all of the lease agreements are for a five-year term with one or more renewal options at end of the initial term. Rental expense totaled $2,818,172, $2,943,644, and $2,813,554, for the years ended September 25, 2007, 2006, and 2005, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13 – CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $100,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2007 and 2006 the Company’s cash balances exceeded the FDIC insured coverage of $100,000 at certain financial institutions.

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

Profit-sharing expense totaled $32,946, $35,297, and $21,235 for the years ended September 25, 2007, 2006, and 2005, respectively.

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

NOTE 16 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $2,075,668, $1,994,175, and $1,901,868 for the years ended September 25, 2007, 2006, and 2005, respectively.

NOTE 17 – SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales and also Automotive Finance and Sales.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provisions for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,064	$3,417	$19,481
Interest expense	(5,708)	(2,318)	(8,026)

Net interest and fee income before provision for credit losses	10,356	1,099	11,455
Provision for credit losses	(3,712)	(1,270)	(4,982)

Net interest and fee income	6,644	(171)	6,473
Insurance commissions	9,569	551	10,120
Commissions from sale of motor club memberships from affiliated company	1,946	—	1,946
Delinquency fees	1,713	63	1,776
Income tax service agreement from affiliated company	3	—	3
Other income	731	17	748

Net revenues before retail sales	20,606	460	21,066

Gross margin on retail sales	2,986	3,846	6,832

Segment operating expenses	(23,639)	(3,965)	(27,604)

Segment operating profit (loss)	$(47)	$341	$294

Depreciation	$423	$103	$526
(Included in segment operating expenses)

Total segment assets	$62,836	$28,077	$90,913

Capital expenditures	$173	$76	$249

RECONCILIATION:			2007
Depreciation:
Segment depreciation			$526
Depreciation at corporate level			268

Total depreciation			$794

Total assets for reportable segments			$90,913

Cash and cash equivalents at corporate level			9,762
Other receivables at corporate level			861
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,286
Deferred income taxes at corporate level			1,210
Other assets at corporate level			1,750

Consolidated Assets			$105,784

Total capital expenditures for reportable segments			$249
Capital expenditures at corporate level			784

Total capital expenditures			$1,033

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,699	$3,349	$20,048
Interest expense	(5,019)	(2,331)	(7,350)

Net interest and fee income before provision for credit losses	11,680	1,018	12,698
Provision for credit losses	(3,676)	(1,061)	(4,737)

Net interest and fee income	8,004	(43)	7,961
Insurance commissions	10,642	621	11,263
Commissions from sale of motor club memberships from affiliated company	1,957	—	1,957
Delinquency fees	1,494	71	1,565
Income tax service agreement from affiliated company	83	—	83
Other income	651	38	689

Net revenues before retail sales	22,831	687	23,518

Gross margin on retail sales	2,452	3,909	6,361

Segment operating expenses	(24,743)	(4,408)	(29,151)

Segment operating profit	$540	$188	$728

Depreciation	$498	$115	$613
(Included in segment operating expenses)

Total segment assets	$64,289	$27,119	$91,408
Capital expenditures	$390	$64	$454

RECONCILIATION:			2006
Depreciation:
Segment depreciation			$613
Depreciation at corporate level			334

Total depreciation			$947

Total assets for reportable segments			$91,408

Cash and cash equivalents at corporate level			5,073
Other receivables at corporate level			1,013
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,275
Deferred income taxes at corporate level			645
Other assets at corporate level			2,071

Consolidated Assets			$101,487

Total capital expenditures for reportable segments			$454
Capital expenditures at corporate level			445

Total capital expenditures			$899

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2005	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$15,453	$3,390	$18,843
Interest expense	(4,441)	(1,914)	(6,355)

Net interest and fee income before provision for credit losses	11,012	1,476	12,488
Provision for credit losses	(891)	(1,877)	(2,768)

Net interest and fee income	10,121	(401)	9,720
Insurance commissions	10,108	383	10,491
Commissions from sale of motor club memberships from affiliated company	1,474		1,474
Deliquency fees	1,606	70	1,676
Income tax service agreement from affiliated company	162		162
Other income	685	112	797

Net revenues before retail sales	24,156	164	24,320

Gross margin on retail sales	2,654	3,049	5,703

Segment operating expenses	(25,070)	(4,135)	(29,205)

Segment operating profit (loss)	$1,740	$(922)	$818

Depreciation	$478	$99	$577
(Included in segment operating expenses)
Total segment assets	$65,669	$25,905	$91,574

Capital expenditures	$855	$144	$999

RECONCILIATION:			2005
Depreciation:
Segment depreciation			$577
Depreciation at corporate level			324

Total depreciation			$901

Assets:
Total assets for reportable segments			$91,574

Cash and cash equivalents at corporate level			44
Other receivables at corporate level			1,099
Employee receivables at corporate level			5
Property and equipment, net at corporate level			1,324
Deferred income taxes at corporate level			645
Other assets at corporate level			1,314

Consolidated Assets			$96,005

Total capital expenditures for reportable segments			$999
Capital expenditures at corporate level			265

Total capital expenditures			$1,264

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – DEBT REGISTRATIONS

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

NOTE 19 – VOTING COMMON STOCK SALE

On December 30, 2005, Vance R. Martin, former Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, Sole Director of The Money Tree Inc. and son of Vance R. Martin, served as the sole trustee of the trust and, accordingly, had the power to vote the shares held by the trust. Vance R. Martin retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

After Vance R. Martin’s death, 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trusts u/t/a dated September 20, 2005 effective as of August 10, 2006. W. Derek Martin, Sole Director of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. The Estate of Vance R. Martin was transferred ownership of 1,211 shares of voting common stock effective as of August 10, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management has concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 25, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
W. Derek Martin	37	Sole Director
Bradley D. Bellville	41	President
Steven P. Morrison	49	Chief Financial Officer
D. Michael Wallace	39	Vice President – Administration
Clayton Penhallegon	72	Second Vice-President – Investments
Dellhia “Cissie” Franklin	51	Vice President – Customer Service
Beverly A. Cross	39	Corporate Secretary
Karen V. Harrell	48	Vice President – Investments
Jennifer L. Ard	31	Vice President – IRAs and Assistant Corporate Secretary

W. Derek Martin is our Sole Director. Mr. Martin previously served as our President from December 2005 to August 2007 and Vice President – Administration from 1997 until December 2005. Prior to 1997, Mr. Martin was a loan approver in our centralized loan approval department. He is the son of our founder, the late Vance R. Martin. Mr. Martin serves as a director of the Board of Trustees of Bainbridge College. He received a Bachelor of Arts degree in English from Florida State University in 1993.

Bradley D. Bellville became our President in August 2007. He is responsible for the day-to-day responsibilities of running the Company and its strategic direction. Mr. Bellville previously served as our Vice President from 2005 to August 2007, and Vice President – Operations from 1997 to 2005. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990.

Steven P. Morrison became our Chief Financial Officer in 2006. He previously served as our Controller from 2000 to 2006. From 1997 to 2000, Mr. Morrison served as Atlanta Area Controller of Loomis, Fargo & Co., a national armored car service company, where his duties included management of the accounting functions and supervision of the accounting staff for the Atlanta service area. Mr. Morrison received a Bachelor of Business Administration degree from Georgia State University in 1983.

D. Michael Wallace became our Vice President – Administration in August 2007. In this capacity, his duties include oversight of the entire loan department, including all four states. Mr. Wallace previously served as our Assistant Vice President from December 2005 to August 2007 where his duties included assisting the Vice President with oversight of the operations for all company locations, including collections for all branch offices. He also assisted in managing the tax program operations conducted by Cash Check. For the nine years prior to 2005, Mr. Wallace held positions of regional manager and branch manager with our company.

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

Karen V. Harrell became our Vice President – Investments in March 2007. Ms. Harrell previously served as our Treasurer from 2005 to 2007, and prior to that, Assistant Corporate Secretary from 2001 until December 2005. She is responsible for the oversight of the funds and securities of the company including the software and administration of securities. Ms. Harrell also serves as our Lease Administrator. From 1992 to 2001, Ms. Harrell served as Executive Secretary to the President and Assistant Treasurer. From 1982 to 1991, Ms. Harrell served as Textile Manager’s Secretary, Industrial Engineering Secretary and Plant Manager’s Secretary at Amoco Fabrics and Fibers Company in Bainbridge. During her employment with Amoco, she served as an officer for the Credit Union Board of Directors for two years.

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation philosophy and policies for fiscal year 2007 that applied to the executives named below in the Summary Compensation Table (the “Named Executive Officers”). It explains the structure and rationale associated with each material element of each Named Executive Officer’s total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following this discussion and analysis.

The following discussion and analysis contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Objectives of the Named Executive Officer Compensation Program

The objectives of our executive compensation program are to attract, retain and motivate highly talented executives and to align each executive’s incentives with our annual and long-term objectives. Specifically, our executive compensation program is designed to accomplish the following goals and objectives:

•	maintain a compensation program that is equitable in our marketplace;

•	provide opportunities that integrate pay with the annual and long-term performance goals;

•	encourage achievement of strategic objectives;

•	recognize and reward individual initiative and achievements;

•	maintain an appropriate balance between base salary and short- and long-term incentive opportunity; and

•	allow us to compete for, retain and motivate talented executives critical to our success and consistent with our quality of life philosophy.

Determining Named Executive Officer Compensation

We are a family-owned business with W. Derek Martin, the Sole Director, and his siblings beneficially owning all of the voting common stock. We do not have an official “compensation committee,” or other committee performing compensation-related activities on behalf of the Board of Directors. Until resigning from his position as President in August, 2007, Mr. Martin solely determined the compensation of all of the Named Executive Officers. Except for the compensation of Mr. Martin and himself, our current President, Mr. Bellville, now determines the compensation of all of the Named Executive Officers, but may on occasion receive information pertaining to compensation-based decisions from other Named Executive Officers. As the Sole Director, Mr. Martin continues to determine his and Mr. Bellville’s salary.

Our determination and assessments of executive compensation are primarily driven by the following four factors: (1) market data based on the compensation levels, programs and practices of certain other comparable companies for comparable positions, (2) our financial performance, (3) the Named Executive Officer’s performance, and (4) the Named Executive Officer’s tenure. We believe these four factors provide a reasonably measurable assessment of executive performance in light of building value and creating a healthy financial position for us. We rely upon our judgment about each individual Named Executive Officer, and not on rigid formulas or short-term changes in business performance, in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances our long-term growth.

2007 Named Executive Officer Compensation Components

Our executive compensation program consists primarily of base salary and bonuses. The program is complemented with other benefits such as 401(k) matching contributions, commissions, group health insurance, life insurance premiums and medical insurance premiums for all Named Executive Officers, and the provision of a company vehicle, country club memberships, and professional membership dues for certain Named Executive Officers.

Annual Base Salary

We intend to provide our Named Executive Officers with a level of assured cash compensation based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and Mr. Bellville and Mr. Martin use their own judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy. Base salary is one fixed component of our Named Executive Officers’ total direct compensation. With the exception of Mr. Martin and Mr. Bellville, each Named Executive Officer’s individual performance is reviewed on a yearly basis by Mr. Bellville, and the reviews are then discussed between Mr. Bellville and the Named Executive Officers. Mr. Martin reviews Mr. Bellville’s annual performance, and as the Sole Director, Mr. Martin no longer receives an annual employment review. The outcome of the yearly process is one tool Mr. Bellville utilizes in determining appropriate yearly salaries. For fiscal year 2008, the Named Executive Officers’ salaries are as follows:

Named Executive Officer	FY 2008 Salary	Percentage Increase / (Decrease) from FY 2007 Salary
W. Derek Martin	$68,250	(57.7%)
Bradley D. Bellville	$225,000	64.8%
Steve Morrison	$84,000	5.00%
David Hill	$79,452	1.00%
Claud Haynes	$101,676	5.00%

Bonus Awards

In addition to base salary, Named Executive Officers may receive a monthly cash bonus or sales-based commission. Each monthly bonus is determined on an individual basis based on whether the Named Executive Officer meets certain monthly performance goals which may be based on, but are not limited to, cash collection amounts, loan volume, delinquent account reduction and ancillary product sales. Additionally, sales commissions are given, where applicable, for those Named Executive Officers who meet certain sales-based goals. The President of the Company, Bradley D. Bellville, will receive a bonus equal to 1% of the Company’s net income before taxes for the fiscal year 2008. For fiscal year 2007, the bonus awards paid to Named Executive Officers were as follows:

Named Executive Officer	Bonus Award
W. Derek Martin	$3,950
Bradley D. Bellville	$9,900
Steve Morrison	$3,250
David Hill	$68,301
Claud Haynes	$24,461

401(k) Plan

We sponsor the The Money Tree 401(k) Plan in which all qualified employees may participate. The purpose of the 401(k) plan is to provide participating employees with an opportunity to accumulate capital for their future economic security through their elective deferrals and our contributions. We believe this plan creates a strong incentive for participating employees to remain with us and to prepare for their individual futures. This benefits both employee retention and employee morale.

Perquisites and Other Named Executive Officer Benefits

Perquisites and other executive benefits are a part of our Named Executive Officers’ overall compensation. Our Named Executive Officers are eligible for the same group health insurance plan as is provided to other eligible employees. Such group health insurance plan includes medical, dental, vision, prescription drug coverage, basic life insurance and short-term disability. We reimburse Named Executive Officers for their life insurance premiums, and pay for varying amounts of medical insurance premiums for all Named Executive Officers. Additionally, company cars are provided to Mr. Martin, Mr. Bellville, Mr. Hill and Mr. Haynes, and we pay monthly country club memberships for Mr. Bellville and Mr. Martin. Although we reimburse all Named Executive Officers for professional association dues, civic and social club membership dues for networking and entertaining, business-related meals and entertainment, and business-related cellular phone charges, these expenses are paid on behalf of employees for business use and we do not consider them personal perquisites.

For information on the incremental cost of these perquisites and other personal benefits, refer to the Summary Compensation Table. We believe the perquisites we provide to our Named Executive Officers are appropriate to ensure our executive compensation remains competitive.

Employment Agreements

We do not have any employment agreements with any of our Named Executive Officers.

Tax and Accounting Considerations

We consider and review the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which generally provides that we may not deduct certain compensation of more than $1,000,000 that is paid to certain individuals. We do not have any Named Executive Officers that met this limit during fiscal year 2007.

We are aware of the regulatory developments under Code Section 409A, which was enacted as part of the American Jobs Creation Act of 2004. Section 409A imposes substantial limitations and conditions on non-qualified deferred compensation plans, including certain types of equity compensation and separation pay arrangements. We intend to amend our compensation arrangements, if necessary, in order to ensure their full compliance with Section 409A before the current transition period expires on December 31, 2007.

Conclusion

We believe our executive compensation program is reasonable and competitive with the compensation paid by other competing institutions of similar size and geographic location. The program is designed to reward managers for strong personal and company performance. Mr. Bellville and Mr. Martin monitor the various guidelines that make up the program and reserve the right to adjust them as necessary to continue to meet our objectives.

COMPENSATION COMMITTEE REPORT

In the absence of a standing “compensation committee,” Mr. Martin, the Sole Director, has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this annual report.

The Board of Directors:

W. Derek Martin

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by The Money Tree Inc. and its subsidiaries to or on behalf of our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (4)	Bonus (5)	All Other Compensation (6)	Total
W. Derek Martin Chairman (1)	2007	$217,230	$3,950	$18,356	$239,536

Bradley D. Bellville President (2)	2007	$142,813	$9,900	$14,512	$167,225

Steve Morrison Chief Financial Officer	2007	$82,500	$3,250	$3	$85,753

David Hill General Manager (3)	2007	$78,891	$68,301	$41	$147,233

Claud Haynes Operations Manager	2007	$97,445	$24,461	$41	$121,949

(1)	Mr. Martin served as our President until he resigned from that position on August 17, 2007. Mr. Martin continues to serve as an employee and as Sole Director.
(2)	Mr. Bellville assumed the role of our President on August 17, 2007.
(3)	Mr. Hill is the General Manager of Best Buy Autos of Bainbridge Inc., a subsidiary of The Money Tree of Georgia, Inc.
(4)	The salary amounts shown are equal to the gross salary amounts that were paid to the Named Executive Officers during fiscal year 2007. As yearly salary increases are given, where appropriate, on the anniversary of the employee’s hire date, the salary reported may include a portion of the Named Executive Officer’s previous annual base salary and their current annual base salary.
(5)	This amount includes both performance-based bonuses, as detailed in “2007 Named Executive Officer Compensation Components – Bonus Awards,” and commissions paid to Mr. Haynes by Home Furniture Mart Inc., a subsidiary of The Money Tree Inc.
(6)	The details of “All other Compensation” are set forth below:

Name	Fiscal Year	Company Vehicle	Medical Insurance	Country Club Membership	Life Insurance	Total
W. Derek Martin	2007	$10,209	$6,306	$1,800	$41	$18,356

Bradley Bellville	2007	$5,824	$6,306	$1,800	$582	$14,512

Steve Morrison	2007	$—	$—	$—	$3	$3

David Hill	2007	$—	$—	$—	$41	$41

Claud Haynes	2007	$—	$—	$—	$41	$41

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

On December 30, 2005, Vance R. Martin, former Chief Executive Officer of The Money Tree Inc., sold and transferred 1,475 shares of voting common stock (55% of the outstanding shares) to the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005. W. Derek Martin, Sole Director of The Money Tree Inc. and son of Vance R. Martin, served as the sole trustee of the trust and, accordingly, had the power to vote the shares held by the trust. Vance R. Martin retained ownership of the remaining 1,211 shares of voting common stock (45% of the outstanding shares).

After Vance R. Martin’s death, 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trusts u/t/a dated September 20, 2005 effective as of August 10, 2006. W. Derek Martin, Sole Director of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. The Estate of Vance R. Martin was transferred ownership of 1,211 shares of voting common stock effective as of August 10, 2006.

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

Bradley D. Bellville, our president, owns 40% of the outstanding stock of Interstate Motor Club, Inc. and each of Vance R. Martin’s three children, including W. Derek Martin, our Sole Director, owns 20%. Interstate Motor Club, Inc. pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During fiscal year ended September 25, 2007, we received $1.9 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s Sole Director is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. The Company’s Sole Director is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

Cash Check Inc. of Ga. is a company owned by The Estate of Vance R. Martin (50%), Bradley Bellville, our President (25%), and Beverly A. Cross, our Corporate Secretary (25%). Cash Check prepares and files income tax returns to our customers and other consumers. Pursuant to a service agreement, Cash Check prepares and files income tax returns for our customers. We provide substantially all expenses related to customer service, including personnel, facilities and equipment for Cash Check and receive approximately 90% of the net income resulting from income tax returns filed by Cash Check. The service agreement states that the following services be provided to Cash Check: (1) assisting customers in preparing tax returns; (2) handling the in-office preparation and processing of tax returns; (3) maintaining a supply of forms and documents related to the preparation and electronic filing of tax returns; and (4) doing such other acts as are necessary or desirable in connection with preparing and electronically filing tax returns for customers. During fiscal year ended September 25, 2007, we received $3,310 pursuant to the service agreement.

Vance R. Martin loaned to our subsidiary, The Money Tree of Louisiana, Inc., approximately $0.4 million evidenced by a promissory note. The note is dated July 14, 2004, matures on June 28, 2008 and bears interest at a rate of 8% per annum payable to The Estate of Vance R. Martin on a monthly basis. The debt was paid in August 2007.

Item 14.	Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2007 and 2006 by Carr, Riggs & Ingram, LLC for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements were $263,675 and $261,550, respectively.

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

THE MONEY TREE INC.

Date: December 21, 2007	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2007	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Date: December 21, 2007	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer

Date: December 21, 2007	By:	/s/ W. Derek Martin
W. Derek Martin
Sole Director