Form 10-Q
period 2007-12-25
Money Tree, Inc.
filed 2008-02-08
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at December 25, 2007
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2007

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2007	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$16,292,102	$17,854,277
Finance receivables, net	77,921,347	75,837,823
Other receivables	1,116,014	863,356
Inventory	2,845,535	3,056,775
Property and equipment, net	4,146,643	4,219,885
Deferred income taxes	1,361,000	1,210,000
Goodwill	991,243	991,243
Other assets	1,658,197	1,750,142

Total assets	$106,332,081	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$4,408,575	$4,020,056
Accrued interest payable	14,942,607	14,329,092
Senior debt	630,127	511,663
Variable rate subordinated debentures	82,147,154	81,861,016
Demand notes	5,062,805	5,991,374

Total liabilities	107,191,268	106,713,201

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,536,834)	(2,607,347)

Total shareholders’ deficit	(859,187)	(929,700)

Total liabilities and shareholders’ deficit	$106,332,081	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Income

Three months ended December 25,	2007	2006
	(Unaudited)
Interest and fee income	$4,988,192	$5,134,605
Interest expense	(2,065,513)	(1,941,069)

Net interest and fee income before provision for credit losses	2,922,679	3,193,536
Provision for credit losses	(1,542,673)	(1,126,703)

Net interest and fee income after provision for credit losses	1,380,006	2,066,833
Insurance commissions	2,563,014	2,696,423
Commissions from motor club memberships from company owned by related parties	512,316	544,987
Delinquency fees	411,814	406,299
Other income	151,863	186,281

Net revenue before retail sales	5,019,013	5,900,823

Retail sales	5,034,915	5,085,267
Cost of sales	(3,078,292)	(3,195,578)

Gross margin on retail sales	1,956,623	1,889,689

Net revenues	6,975,636	7,790,512

Operating expenses
Personnel expense	(3,881,470)	(3,859,278)
Facilities expense	(994,432)	(959,265)
General and administrative expenses	(769,487)	(766,879)
Other operating expenses	(1,185,854)	(1,280,247)

Total operating expenses	(6,831,243)	(6,865,669)

Net operating income	144,393	924,843
Loss on sale of property and equipment	(14,637)	(9,638)

Income before income tax expense	129,756	915,205
Income tax expense	(59,243)	(530,533)

Net income	$70,513	$384,672

Net income per common share, basic and diluted	$2.39	$13.02

Weighted average shares outstanding	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$70,513	$384,672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,542,673	1,126,703
Depreciation	195,912	217,640
Amortization	1,429	1,429
Deferred income taxes	(151,000)	—
Loss on sale of property and equipment	14,637	9,638
Change in assets and liabilities
Other receivables	(252,658)	(245,672)
Inventory	211,240	171,010
Other assets	90,516	640,084
Accounts payable and other accrued liabilities	388,519	447,945
Accrued interest payable	613,515	622,715

Net cash provided by operating activities	2,725,296	3,376,164

Cash flows from investing activities
Finance receivables originated	(20,730,328)	(20,523,890)
Finance receivables repaid	17,104,131	17,897,945
Purchase of property and equipment	(152,092)	(133,982)
Proceeds from sale of property and equipment	14,785	455,932

Net cash used in investing activities	(3,763,504)	(2,303,995)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	118,464	(90,980)
Demand notes	(928,569)	(626,390)
Repayments on senior subordinated debt	—	(150,000)
Repayments on junior subordinated debt and related parties	—	(105,000)
Proceeds-variable rate subordinated debentures	3,214,603	3,900,099
Repayments-variable rate subordinated debentures	(2,928,465)	(3,014,869)

Net cash used in financing activities	(523,967)	(87,140)

Net change in cash and cash equivalents	(1,562,175)	985,029
Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$16,292,102	$13,904,553

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2007	2006
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
Interest	$1,402,672	$1,269,028

Income taxes	$181,488	$6,949

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation (the “Parent”) and subsidiaries (collectively with the Parent, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three months ended December 25, 2007 and 2006 are not necessarily indicative of the results for the full fiscal year.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. Additional disclosures about the amounts of such liabilities will be required also. The Company adopted FIN 48 on September 26, 2007 and its adoption did not have a material effect on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2007	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$47,844,643	$46,834,666
Finance receivables, consumer sales finance	16,543,773	14,466,682
Finance receivables, auto sales finance	31,895,347	32,259,968

Total gross finance receivables	96,283,763	93,561,316
Unearned insurance commissions	(3,104,807)	(2,815,646)
Unearned finance charges	(12,328,858)	(12,122,154)
Accrued interest receivable	878,907	924,986

Finance receivables, before allowance for credit losses	81,729,005	79,548,502
Allowance for credit losses	(3,807,658)	(3,710,679)

Finance receivables, net	$77,921,347	$75,837,823

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2007	As of and for the year ended September 25, 2007	As of and for the three months ended December 25, 2006
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	1,542,673	4,982,494	1,126,703
Charge-offs	(1,518,043)	(4,583,650)	(1,195,639)
Recoveries	47,616	181,218	27,932
Other	24,733	(8,742)	(85)

Ending balance	$3,807,658	$3,710,679	$3,098,270

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2007	September 25, 2007
	(Unaudited)
Used automobiles	$2,235,866	$2,170,617
Home furnishings and electronics	609,669	886,158

Total inventory	$2,845,535	$3,056,775

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2007	September 25, 2007
	(Unaudited)
Accounts payable	$125,432	$272,558
Insurance payable, loan related	998,829	698,719
Accrued payroll	512,017	521,063
Accrued payroll taxes	37,924	39,402
Money orders	1,172,651	987,264
Sales tax payable	1,342,328	1,314,176
Other liabilities	219,394	186,874

Total accounts payable and other accrued liabilities	$4,408,575	$4,020,056

NOTE 7 – DEBT

Debt consisted of the following:

	December 25, 2007	September 25, 2007
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 5.99% to 10.25% (some variable), due 2008 to 2010. The carrying values of the collateral at December 25, 2007 and September 25, 2007 were $670,458 and $1,053,418, respectively.	$630,127	$511,663

Total senior debt	630,127	511,663

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	53,746,530	56,267,926

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2011.	28,400,624	25,593,090

Total variable rate subordinated debentures	82,147,154	81,861,016

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (CONTINUED)

	December 25, 2007	September 25, 2007
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	1,082,638	1,451,550

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	3,980,167	4,539,824

Total demand notes	5,062,805	5,991,374

Total debt	$87,840,086	$88,364,053

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s Sole Director is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments Inc., leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $519,825 and $506,660 for the three months ended December 25, 2007 and 2006, respectively and are included in operating expense in the Accompanying Unaudited Consolidated Statements of Income.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s founder and former CEO’s three children (including the Company’s Sole Director) and the Company’s President, pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $512,316 and $544,986 for the three months ended December 25, 2007 and 2006, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2007.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $578,655 and $530,798 for the three months ended December 25, 2007 and 2006, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,826	$193	$5,019

Gross margin on retail sales	1,187	770	1,957

Segment operating expenses	(5,904)	(928)	(6,832)

Segment operating profit	$109	$35	$144

December 25, 2007
In Thousands
Assets
Total segment assets	$63,381	$28,010	$91,391

RECONCILIATION:			December 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$91,391

Cash and cash equivalents at corporate level			9,518
Other receivables at corporate level			1,116
Property and equipment, net at corporate level			1,288
Deferred income taxes at corporate level			1,361
Other assets at corporate level			1,658

Consolidated Assets			$106,332

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,681	$220	$5,901

Gross margin on retail sales	940	950	1,890

Segment operating expenses	(5,894)	(972)	(6,866)

Segment operating profit	$727	$198	$925

December 25, 2006
In Thousands
Assets
Total segment assets	$65,211	$27,194	$92,405

RECONCILIATION:			December 25, 2006
			(Thousands)
Assets:
Total assets for reportable segments			$92,405

Cash and cash equivalents at corporate level			6,292
Other receivables at corporate level			1,256
Employee receivables at corporate level			5
Property and equipment, net at corporate level			822
Deferred income taxes at corporate level			645
Other assets at corporate level			1,430

Consolidated Assets			$102,855

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post-effective amendment to registration statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 2008. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended September 25, 2007.

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

Description of Loans and Contracts
	As of, or for, the Three Months Ended December 25,
	2007	2006
Direct Consumer Loans:
Number of Loans Made to New Borrowers	5,498	6,071
Number of Loans Made to Former Borrowers	15,162	14,281
Number of Loans Made to Existing Borrowers	20,660	20,352
Total Number of Loans Made	41,320	40,704
Total Volume of Loans Made	$19,941,082	$20,750,756
Average Size of Loans Made	$483	$510
Number of Loans Outstanding	78,905	74,171
Total of Loans Outstanding*	$41,477,349	$46,005,060
Percent of Loans Outstanding	46.13%	50.75%
Average Balance on Outstanding Loans	$526	$620

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	190	234
Total Volume of Contracts Made	$3,496,254	$4,251,753
Average Size of Contracts Made	$18,401	$18,170
Number of Contracts Outstanding	2,799	2,709
Total of Contracts Outstanding*	$31,895,347	$31,568,578
Percent of Total Loans and Contracts	35.47%	34.83%
Average Balance on Outstanding Contracts	$11,395	$11,653

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	38	41
Number of Loans Made to Former Customers	1,008	852
Number of Loans Made to Existing Customers	1,046	893
Total Contracts Made	2,092	1,786
Total Volume of Contracts Made	$6,421,213	$5,125,678
Number of Contracts Outstanding	7,638	6,365
Total of Contracts Outstanding*	$16,543,773	$13,069,814
Percent of Total Loans and Contracts	18.40%	14.42%
Average Balance of Outstanding Contracts	$2,166	$2,053

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,367,294 as of December 25, 2007 and $5,823,878 as of December 25, 2006.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of December 25,
	2007	2006
Total Finance Receivables Outstanding (gross):

Direct Consumer Loans	$41,477,349	$46,005,060
Motor Vehicle Installment	31,895,347	31,568,578
Consumer Sales Finance	16,543,773	13,069,814
Bankrupt Accounts	6,367,294	5,823,878

Total Gross Outstanding	$96,283,763	$96,467,330

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

	For the Three Months Ended December 25,
	2007	2006
Direct Consumer Loans:
Balance - beginning	$40,719,291	$46,071,669
Finance receivables originated	19,941,082	20,750,756
Collections	(12,145,282)	(13,164,231)
Refinances	(4,639,566)	(5,280,243)
Charge offs, gross	(1,393,669)	(1,016,304)
Rebates / other adjustments	(1,004,507)	(1,356,587)

Balance - end	$41,477,349	$46,005,060

Consumer Sales Finance Contracts:
Balance - beginning	$14,466,682	$11,813,566
Finance receivables originated	6,421,213	5,125,678
Collections	(1,619,504)	(1,339,170)
Refinances	(1,783,135)	(1,505,672)
Charge offs, gross	(238,958)	(455,672)
Rebates / other adjustments	(702,525)	(568,916)

Balance - end	$16,543,773	$13,069,814

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$32,259,968	$31,280,840
Finance receivables originated	3,496,254	4,251,753
Collections	(3,339,345)	(3,394,544)
Refinances	—	—
Charge offs, gross	(304,684)	(287,010)
Rebates / other adjustments	(216,846)	(282,461)

Balance - end	$31,895,347	$31,568,578

Total Active Accounts:
Balance - beginning	$87,445,941	$89,166,075
Loans originated	29,858,549	30,128,187
Collections	(17,104,131)	(17,897,945)
Refinances	(6,422,701)	(6,785,915)
Charge offs, gross	(1,937,311)	(1,758,986)
Rebates / other adjustments	(1,923,878)	(2,207,964)

Balance - end	$89,916,469	$90,643,452

Total Bankrupt Accounts:
Balance - beginning	$6,115,375	$5,618,931
Charge offs, gross	(179,340)	(167,566)
Adjustments	431,259	372,513

Balance - end	$6,367,294	$5,823,878

Total Gross Outstanding Receivables	$96,283,763	$96,467,330

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2007	2006
Finance Receivables Originated:
Direct consumer	$19,941,082	$20,750,756
Consumer sales finance	6,421,213	5,125,678
Motor vehicle installment sales	3,496,254	4,251,753

Total gross finance receivables originated	29,858,549	30,128,187
Non-cash items included in gross finance receivables*	(9,128,221)	(9,604,297)

Finance receivables originated - cash flows	$20,730,328	$20,523,890

Finance Receivables Repaid:
Collections
Direct consumer	$12,145,282	$13,164,231
Consumer sales finance	1,619,504	1,339,170
Motor vehicle installment sales	3,339,345	3,394,544

Finance receivables repaid - cash flows	$17,104,131	$17,897,945

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

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when demand for used cars is at its highest. Please refer to Note 12 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2007	2006
Average net finance receivables (1)	$80,248,602	$80,150,494
Average notes payable (2)	$88,314,374	$87,428,317

Interest income	$3,591,153	$3,867,537
Loan fee income, excluding delinquency fees	1,397,039	1,267,068

Total interest and fee income	4,988,192	5,134,605
Interest expense	2,065,513	1,941,069

Net interest and fee income before provision for credit losses	$2,922,679	$3,193,536

Average interest rate earned (annualized)	24.9%	25.6%
Average interest rate paid (annualized)	9.4%	8.9%
Net interest rate spread (annualized)	15.5%	16.7%
Net interest margin (annualized) (3)	14.6%	15.9%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 17. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended December 25,
	2007	2006
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$54,314,901	$54,670,518

Charge offs - direct consumer	$1,393,669	$1,016,304
Charge offs - consumer sales finance	238,958	455,672
Charge offs - bankruptcy	179,340	167,566

Total gross charge offs	1,811,967	1,639,542
Recoveries (all direct consumer)	(646,224)	(758,845)

Charge offs, net	$1,165,743	$880,697
Percent of net charge offs to average receivables	2.1%	1.6%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,933,701	$25,479,976

Charge offs, gross	$304,684	$287,010
Recoveries	—	—

Charge offs, net	$304,684	$287,010
Percent of net charge offs to average receivables	1.2%	1.1%

Total Receivables:

Average outstanding finance receivables	$80,248,602	$80,150,494

Charge offs, gross	$2,116,651	$1,926,552
Recoveries (all direct consumer)	(646,224)	(758,845)

Charge offs, net	$1,470,427	$1,167,707
Percent of net charge offs to average receivables	1.8%	1.5%

As of December 25, 2007 and September 25, 2007, our allowance for credit losses was $3.8 million and $3.7 million, respectively. The growth in outstanding finance receivables was the primary reason for the increase in our allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended December 25, 2007 and 2006:

	As of December 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$41,477,349	$16,543,773	$31,895,347	$6,367,294	$96,283,763
Loans and Contracts 60 - 90 days past due	$764,940	$284,550	$133,411	$241,933	$1,424,834
Percentage of Outstanding	1.8%	1.7%	0.4%	3.8%	1.5%
Loans and Contracts greater than 90 days past due	$10,879,986	$3,382,797	$81,777	$3,611,602	$17,956,162
Percentage of Outstanding	26.2%	20.4%	0.3%	56.7%	18.6%
Loans and Contracts greater than 60 days past due	$11,644,926	$3,667,347	$215,188	$3,853,535	$19,380,996
Percentage of Outstanding	28.1%	22.2%	0.7%	60.5%	20.1%

	As of December 25, 2006
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$46,005,060	$13,069,814	$31,568,578	$5,823,878	$96,467,330
Loans and Contracts 60 - 90 days past due	$700,767	$209,320	$7,211	$238,516	$1,155,814
Percentage of Outstanding	1.5%	1.6%	0.0%	4.1%	1.2%
Loans and Contracts greater than 90 days past due	$10,763,772	$2,741,714	$—	$3,026,160	$16,531,646
Percentage of Outstanding	23.4%	21.0%	0.0%	52.0%	17.1%
Loans and Contracts greater than 60 days past due	$11,464,539	$2,951,034	$7,211	$3,264,676	$17,687,460
Percentage of Outstanding	24.9%	22.6%	0.0%	56.1%	18.3%

Results of Operations

Comparison of Three Months Ended December 25, 2007 and 2006

Net Revenues

Net revenues were $7.0 million and $7.8 million for the three months ended December 25, 2007 and 2006, respectively. Increases in interest expense and the provision for credit losses along with decreases in interest and fee income and insurance commissions resulted in the decrease in net revenues for the first quarter of the fiscal year ending September 25, 2008 compared to the first quarter of last year.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $2.9 million and $3.2 million for three months ended December 25, 2007 and 2006, respectively. During the first quarter of the fiscal year ending September 25, 2008, gross interest income decreased $0.1 million from $5.1 million to $5.0 million as a result of a slight decrease in the yield earned on our loans outstanding. Interest expense was $2.1 million and $1.9 million for the three-month periods ended December 25, 2007 and 2006, respectively.

Provision for Credit Losses

Provision for credit losses was $1.5 million and $1.1 million for three months ended December 25, 2007 and 2006, respectively. Finance receivables charged off increased approximately $0.2 million over the same period last year, while recoveries of charge offs decreased approximately $0.1 million. Additional provisions for credit losses of $0.1 million were a result of an increase in the allowance for credit losses over same period last year.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.1 million, from $3.2 million to $3.1 million for the three months ended December 25, 2006 and 2007, respectively. Delinquency fee and other income remained approximately the same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $2.0 million and $1.9 million for three months ended December 25, 2007 and 2006, respectively. Sales in the automotive segment decreased approximately $0.7 million compared to the same period last year. Gross margin was down $0.2 million. Sales in the consumer segment were up $0.6 million to last year’s first quarter sales resulting in increased margins of approximately $0.3 million.

Operating Expenses

Operating expenses were $6.8 million and $6.9 million for three months ended December 25, 2007 and 2006, respectively. Personnel expenses, facilities expense and general & administrative expenses were approximately the same as last year. Other operating expenses were down approximately 7% from prior year levels. We refined our process for customer solicitation that resulted in savings in advertising, postage, and other solicitation costs. The number of personnel required to travel has decreased resulting in decreases in automotive, lodging and related cost.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of Debentures and Demand Notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. We believe the cash flow from our operations coupled with sales of the Debentures and Demand Notes will be sufficient to cover our liquidity needs and cash flow requirements during 2008.

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

Cash and cash equivalents increased $2.4 million to $16.3 million at December 25, 2007 from $13.9 million at December 25, 2006. Cash and cash equivalents decreased $1.6 million during the three months ended December 25, 2007 primarily as a result of an increase in funds used in investing activities. Funds used in originating finance receivables exceeded repayments by $3.6 million. During the first quarter of the fiscal year ending September 25, 2008, the primary sources of cash were net cash provided by operating activities of $2.7 million. Net cash used in financing activities was $0.5 million. Although we issued $3.2 million in debentures, we redeemed $2.9 million of debentures and demand note redemptions exceed proceeds by $0.9 million. Cash and cash equivalents increased $1.0 million during the three months ended December 25, 2006. Net cash used in investing activities was $2.3 million as a result of finance receivables originated exceeding loans repaid by $2.6 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $0.9 million and demand note redemptions exceeded sales of demand notes by $0.6 million. Other components of debt were reduced resulting in a $0.1 million in net cash used in financing activities.

During 2008, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, open new branch office locations and to fund the other company activities.

Debentures and Demand Notes

During the three months ended December 25, 2007, we (1) received gross proceeds of $3.2 million from the sale of debentures, and (2) paid $2.9 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and paid $0.9 million for net redemptions of demand notes issued by us and this subsidiary. As of December 25, 2007, we and this subsidiary had $82.1 million of debentures and $5.1 million of demand notes outstanding compared to $81.9 million of debentures and $6.0 million of demand notes outstanding, as of September 25, 2007.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 25, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 25, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2007 requiring disclosure under item 103 of Regulation S-K.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

THE MONEY TREE INC.

February 8, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

February 8, 2008	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)

February 8, 2008	/s/ W. Derek Martin
Date	W. Derek Martin
Sole Director