Form 10-Q
period 2008-03-25
Money Tree, Inc.
filed 2008-05-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2008
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

March 25, 2008

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	March 25, 2008	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$17,734,805	$17,854,277
Finance receivables, net	76,060,824	75,837,823
Other receivables	856,506	863,356
Inventory	2,669,511	3,056,775
Property and equipment, net	4,126,623	4,219,885
Deferred income taxes	1,163,000	1,210,000
Goodwill	991,243	991,243
Other assets	1,876,218	1,750,142

Total assets	$105,478,730	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,934,085	$4,020,056
Accrued interest payable	15,215,325	14,329,092
Senior debt	441,848	511,663
Variable rate subordinated debentures	82,602,464	81,861,016
Demand notes	4,218,249	5,991,374

Total liabilities	106,411,971	106,713,201

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,610,888)	(2,607,347)

Total shareholders’ deficit	(933,241)	(929,700)

Total liabilities and shareholders’ deficit	$105,478,730	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and fee income	$4,849,163	$4,751,280	$9,837,355	$9,885,885
Interest expense	(2,046,379)	(1,945,927)	(4,111,892)	(3,886,996)

Net interest and fee income before provision for credit losses	2,802,784	2,805,353	5,725,463	5,998,889
Provision for credit losses	(927,625)	(955,897)	(2,470,298)	(2,082,599)

Net interest and fee income after provision for credit losses	1,875,159	1,849,456	3,255,165	3,916,290
Insurance commissions	2,387,463	2,588,617	4,950,478	5,285,040
Commissions from motor club memberships from company owned by related parties	396,834	394,494	909,150	939,481
Delinquency fees	485,203	502,992	897,017	909,291
Income tax service agreement income from company owned by related parties	—	3,310	—	3,310
Other income	159,396	185,501	311,259	371,782

Net revenue before retail sales	5,304,055	5,524,370	10,323,069	11,425,194

Retail sales	4,506,583	4,626,927	9,541,498	9,712,194
Cost of sales	(2,894,464)	(3,025,232)	(5,972,756)	(6,220,811)

Gross margin on retail sales	1,612,119	1,601,695	3,568,742	3,491,383

Net revenues	6,916,174	7,126,065	13,891,811	14,916,577

Operating expenses
Personnel expense	(4,086,671)	(3,982,576)	(7,968,141)	(7,841,854)
Facilities expense	(911,463)	(918,766)	(1,905,896)	(1,878,031)
General and administrative expenses	(791,840)	(766,846)	(1,561,328)	(1,533,725)
Other operating expenses	(1,259,135)	(1,432,646)	(2,444,988)	(2,712,894)

Total operating expenses	(7,049,109)	(7,100,834)	(13,880,353)	(13,966,504)

Net operating income (loss)	(132,935)	25,231	11,458	950,073
Loss on sale of property and equipment	(3,455)	(12,188)	(18,092)	(21,826)

Income (loss) before income tax expense	(136,390)	13,043	(6,634)	928,247
Income tax (expense) benefit	62,336	264,062	3,093	(266,471)

Net income (loss)	$(74,054)	$277,105	$(3,541)	$661,776

Net income (loss) per common share, basic and diluted	$(2.51)	$9.38	$(0.12)	$22.40

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(3,541)	$661,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,470,298	2,082,599
Depreciation	384,984	408,246
Amortization	2,857	2,857
Deferred income taxes	47,000	—
Loss on sale of property and equipment	18,092	21,826
Change in assets and liabilities
Other receivables	6,850	49,490
Inventory	387,264	83,256
Other assets	(128,933)	490,440
Accounts payable and other accrued liabilities	(85,971)	228,479
Accrued interest payable	886,233	1,297,050

Net cash provided by operating activities	3,985,133	5,326,019

Cash flows from investing activities
Finance receivables originated	(38,356,420)	(38,096,586)
Finance receivables repaid	35,663,121	37,544,442
Purchase of property and equipment	(348,362)	(758,382)
Proceeds from sale of property and equipment	38,548	519,282

Net cash used in investing activities	(3,003,113)	(791,244)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(69,815)	(69,975)
Demand notes	(1,773,125)	(1,571,835)
Repayments on senior subordinated debt	—	(300,000)
Repayments on junior subordinated debt and related parties	—	(210,000)
Proceeds-variable rate subordinated debentures	7,590,167	6,760,879
Payments-variable rate subordinated debentures	(6,848,719)	(5,346,235)

Net cash used in financing activities	(1,101,492)	(737,166)

Net change in cash and cash equivalents	(119,472)	3,797,609

Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$17,734,805	$16,717,133

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2008	2007
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,155,881	$2,491,294

Income taxes	$228,839	$6,949

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three and six months ended March 25, 2008 and 2007 are not necessarily indicative of the results for the full fiscal year.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company adopted FIN 48 on September 26, 2007 and its adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on the Company’s consolidated financial statements.

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$44,412,671	$46,834,666
Finance receivables, consumer sales finance	16,813,744	14,466,682
Finance receivables, auto sales finance	32,220,882	32,259,968

Total gross finance receivables	93,447,297	93,561,316
Unearned insurance commissions	(2,707,526)	(2,815,646)
Unearned finance charges	(11,967,035)	(12,122,154)
Accrued interest receivable	1,010,748	924,986

Finance receivables, before allowance for credit losses	79,783,484	79,548,502
Allowance for credit losses	(3,722,660)	(3,710,679)

Finance receivables, net	$76,060,824	$75,837,823

An analysis of the allowance for credit losses is as follows:

	As of and for the six months ended March 25, 2008	As of and for the year ended September 25, 2007	As of and for the six months ended March 25, 2007
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	2,470,298	4,982,494	2,082,599
Charge-offs	(2,573,374)	(4,583,650)	(2,308,429)
Recoveries	91,835	181,218	94,414
Other	23,222	(8,742)	(17,140)

Ending balance	$3,722,660	$3,710,679	$2,990,803

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Used automobiles	$1,913,691	$2,170,617
Home furnishings and electronics	755,820	886,158

Total inventory	$2,669,511	$3,056,775

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Accounts payable	$227,248	$272,558
Insurance payable, loan related	653,481	698,719
Accrued payroll	534,088	521,063
Accrued payroll taxes	47,619	39,402
Money orders	1,031,809	987,264
Sales tax payable	1,288,776	1,314,176
Other liabilities	151,064	186,874

Total accounts payable and other accrued liabilities	$3,934,085	$4,020,056

NOTE 7 – DEBT

Debt consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2008 to 2009. The carrying values of the collateral at March 25, 2008 and September 25, 2007 were $469,505 and $1,053,418, respectively.	$441,848	$511,663

Total senior debt	441,848	511,663

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	51,217,700	56,267,926

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2011.	31,384,764	25,593,090

Total variable rate subordinated debentures	82,602,464	81,861,016

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (Continued)

	March 25, 2008	September 25, 2007
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	$739,390	$1,451,550

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	3,478,859	4,539,824

Total demand notes	4,218,249	5,991,374

Total debt	$87,262,561	$88,364,053

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9—RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A shareholder of the Company is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., which is controlled by Martin Investments, Inc., leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,043,646 and $1,014,854 for the six months and $523,821 and $508,194 for the three months ended March 25, 2008 and 2007, respectively and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and the late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $909,150 and $939,481 for the six months and $396,834 and $394,494 for the three months ended March 25, 2008 and 2007, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,201,774 and $1,130,995 for the six months and $623,119 and $600,197 for the three months ended March 25, 2008 and 2007, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$10,002	$321	$10,323

Gross margin on retail sales	1,860	1,709	3,569

Segment operating expenses	(11,945)	(1,936)	(13,881)

Segment operating profit (loss)	$(83)	$94	$11

March 25, 2008
In Thousands
Assets
Total segment assets	$61,511	$27,919	$89,430

RECONCILIATION:			March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$89,430

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$105,479

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$11,197	$228	$11,425

Gross margin on retail sales	1,529	1,962	3,491

Segment operating expenses	(11,971)	(1,995)	(13,966)

Segment operating profit	$755	$195	$950

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			March 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			965
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,176	$128	$5,304

Gross margin on retail sales	673	939	1,612

Segment operating expenses	(6,041)	(1,008)	(7,049)

Segment operating profit (loss)	$(192)	$59	$(133)

March 25, 2008
In Thousands
Assets
Total segment assets	$61,511	$27,919	$89,430

RECONCILIATION:			March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$89,430

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$105,479

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,516	$8	$5,524

Gross margin on retail sales	590	1,012	1,602

Segment operating expenses	(6,078)	(1,023)	(7,101)

Segment operating profit (loss)	$28	$(3)	$25

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			March 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			965
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Number of Loans Made to New Borrowers	3,299	3,536	8,797	9,607
Number of Loans Made to Former Borrowers	12,065	12,105	27,227	26,386
Number of Loans Made to Existing Borrowers	27,048	24,894	57,076	52,714
Total Number of Loans Made	42,412	40,535	93,100	88,707
Total Volume of Loans Made	$14,434,528	$15,328,449	$34,375,610	$36,079,206
Average Size of Loans Made	$340	$378	$369	$407
Number of Loans Outstanding	78,607	71,562	78,607	71,562
Total of Loans Outstanding*	$37,901,014	$41,419,988	$37,901,014	$41,419,988
Percent of Loans Outstanding	43.60%	47.86%	43.60%	47.86%
Average Balance on Outstanding Loans	$482	$579	$482	$579

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	235	266	425	500
Total Volume of Contracts Made	$4,381,912	$4,862,360	$7,878,166	$9,114,113
Average Size of Contracts Made	$18,646	$18,280	$18,537	$18,228
Number of Contracts Outstanding	2,819	2,752	2,819	2,752
Total of Contracts Outstanding*	$32,220,882	$31,842,737	$32,220,882	$31,842,737
Percent of Total Loans and Contracts	37.06%	36.79%	37.06%	36.79%
Average Balance on Outstanding Contracts	$11,430	$11,571	$11,430	$11,571

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	41	26	79	67
Number of Loans Made to Former Customers	566	563	1,574	1,415
Number of Loans Made to Existing Customers	648	657	1,745	1,636
Total Contracts Made	1,255	1,246	3,398	3,118
Total Volume of Contracts Made	$3,866,491	$3,318,790	$10,287,704	$8,444,467
Number of Contracts Outstanding	7,180	6,693	7,180	6,693
Total of Contracts Outstanding*	$16,813,744	$13,284,095	$16,813,744	$13,284,095
Percent of Total Loans and Contracts	19.34%	15.35%	19.34%	15.35%
Average Balance of Outstanding Contracts	$2,342	$1,985	$2,342	$1,985

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,511,657 as of March 25, 2008 and $5,851,373 as of March 25, 2007.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of March 25,
	2008	2007
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$37,901,014	$41,419,988
Motor Vehicle Installment	32,220,882	31,842,737
Consumer Sales Finance	16,813,744	13,284,095
Bankrupt Accounts	6,511,657	5,851,373

Total Gross Outstanding	$93,447,297	$92,398,193

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Balance - beginning	$41,477,349	$46,005,060	$40,719,291	$46,071,669
Finance receivables originated	14,434,528	15,328,449	34,375,610	36,079,206
Collections	(13,141,047)	(14,301,982)	(25,286,328)	(27,466,213)
Refinances	(3,263,506)	(3,796,298)	(7,903,072)	(9,076,541)
Charge offs, gross	(859,943)	(910,202)	(2,253,612)	(1,926,506)
Rebates / other adjustments	(746,367)	(905,039)	(1,750,875)	(2,261,627)

Balance - end	$37,901,014	$41,419,988	$37,901,014	$41,419,988

Consumer Sales Finance Contracts:
Balance - beginning	$16,543,773	$13,069,814	$14,466,682	$11,813,566
Finance receivables originated	3,866,491	3,318,790	10,287,703	8,444,467
Collections	(1,898,264)	(1,548,679)	(3,517,767)	(2,887,849)
Refinances	(1,041,020)	(898,896)	(2,824,155)	(2,404,568)
Charge offs, gross	(248,883)	(309,127)	(487,841)	(764,799)
Rebates / other adjustments	(408,353)	(347,807)	(1,110,878)	(916,722)

Balance - end	$16,813,744	$13,284,095	$16,813,744	$13,284,095

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$31,895,347	$31,568,578	$32,259,968	$31,280,840
Finance receivables originated	4,381,912	4,862,360	7,878,167	9,114,113
Collections	(3,519,681)	(3,795,836)	(6,859,026)	(7,190,380)
Refinances	—	—	—	—
Charge offs, gross	(310,416)	(344,529)	(615,100)	(631,539)
Rebates / other adjustments	(226,280)	(447,836)	(443,127)	(730,297)

Balance - end	$32,220,882	$31,842,737	$32,220,882	$31,842,737

Total Active Accounts:
Balance - beginning	$89,916,469	$90,643,452	$87,445,941	$89,166,075
Loans originated	22,682,931	23,509,599	52,541,480	53,637,786
Collections	(18,558,992)	(19,646,497)	(35,663,121)	(37,544,442)
Refinances	(4,304,526)	(4,695,194)	(10,727,227)	(11,481,109)
Charge offs, gross	(1,419,242)	(1,563,858)	(3,356,553)	(3,322,844)
Rebates / other adjustments	(1,381,000)	(1,700,682)	(3,304,880)	(3,908,646)

Balance - end	$86,935,640	$86,546,820	$86,935,640	$86,546,820

Total Bankrupt Accounts:
Balance - beginning	$6,367,294	$5,823,878	$6,115,375	$5,618,931
Charge offs, gross	(119,370)	(149,467)	(298,710)	(317,032)
Adjustments	263,733	176,962	694,992	549,474

Balance - end	$6,511,657	$5,851,373	$6,511,657	$5,851,373

Total Gross Outstanding Receivables	$93,447,297	$92,398,193	$93,447,297	$92,398,193

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2008	2007
Finance Receivables Originated:
Direct consumer	$34,375,610	$36,079,206
Consumer sales finance	10,287,704	8,444,467
Motor vehicle installment sales	7,878,166	9,114,113

Total gross finance receivables originated	52,541,480	53,637,786
Non-cash items included in gross finance receivables*	(14,185,060)	(15,541,200)

Finance receivables originated - cash flows	$38,356,420	$38,096,586

Finance Receivables Repaid:
Collections
Direct consumer	$25,286,328	$27,466,213
Consumer sales finance	3,517,767	2,887,849
Motor vehicle installment sales	6,859,026	7,190,380

Finance receivables repaid - cash flows	$35,663,121	$37,544,442

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2008	2007	2008	2007
Average net finance receivables (1)	$80,135,788	$78,716,789	$80,192,195	$79,433,641
Average notes payable (2)	$87,545,341	$86,783,740	$87,929,858	$87,106,029

Interest income	$3,765,409	$3,769,238	$7,356,562	$7,636,775
Loan fee income, excluding delinquency fees	1,083,754	982,042	2,480,793	2,249,110

Total interest and fee income	4,849,163	4,751,280	9,837,355	9,885,885
Interest expense	2,046,379	1,945,927	4,111,892	3,886,996

Net interest and fee income before provision for credit losses	$2,802,784	$2,805,353	$5,725,463	$5,998,889

Average interest rate earned (annualized)	24.2%	24.1%	24.5%	24.9%

Average interest rate paid (annualized)	9.4%	9.0%	9.4%	8.9%

Net interest rate spread (annualized)	14.9%	15.2%	15.2%	16.0%
Net interest margin (annualized) (3)	14.0%	14.3%	14.3%	15.1%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2008	2007	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$53,968,894	$53,091,307	$54,141,898	$53,880,912

Charge offs - direct consumer	$859,943	$910,202	$2,253,612	$1,926,506
Charge offs - consumer sales finance	248,883	309,127	487,841	764,799
Charge offs - bankruptcy	119,370	149,467	298,710	317,032

Total gross charge offs	1,228,196	1,368,796	3,040,163	3,008,337
Recoveries (all direct consumer)	(527,500)	(667,016)	(1,173,724)	(1,425,862)

Charge offs, net	$700,696	$701,780	$1,866,439	$1,582,475
Percent of net charge offs to average receivables	1.3%	1.3%	3.4%	2.9%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$26,166,894	$25,625,482	$26,050,298	$25,552,729

Charge offs, gross	$310,416	$344,529	$615,100	$631,539
Recoveries	—	—	—	—

Charge offs, net	$310,416	$344,529	$615,100	$631,539
Percent of net charge offs to average receivables	1.2%	1.3%	2.4%	2.5%

Total Receivables:
Average outstanding finance receivables	$80,135,788	$78,716,789	$80,192,196	$79,433,641

Charge offs, gross	$1,538,612	$1,713,325	$3,655,263	$3,639,876
Recoveries (all direct consumer)	(527,500)	(667,016)	(1,173,724)	(1,425,862)

Charge offs, net	$1,011,112	$1,046,309	$2,481,539	$2,214,014
Percent of net charge offs to average receivables	1.3%	1.3%	3.1%	2.8%

As of March 25, 2008 and September 25, 2007, our allowance for credit losses was $3.7 million.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended March 25, 2008 and 2007:

	As of March 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$37,901,014	$16,813,744	$32,220,882	$6,511,657	$93,447,297
Loans and Contracts 60 - 90 days past due	$631,544	$258,309	$29,753	$170,864	$1,090,470
Percentage of Outstanding	1.7%	1.5%	0.1%	2.6%	1.2%
Loans and Contracts greater than 90 days past due	$10,979,004	$3,474,018	$111,930	$3,856,930	$18,421,882
Percentage of Outstanding	29.0%	20.7%	0.3%	59.2%	19.7%
Loans and Contracts greater than 60 days past due	$11,610,548	$3,732,327	$141,683	$4,027,794	$19,512,352
Percentage of Outstanding	30.6%	22.2%	0.4%	61.9%	20.9%

	As of March 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$41,419,988	$13,284,095	$31,842,737	$5,851,373	$92,398,193
Loans and Contracts 60 - 90 days past due	$540,369	$137,402	$11,843	$200,772	$890,386
Percentage of Outstanding	1.3%	1.0%	0.0%	3.4%	1.0%
Loans and Contracts greater than 90 days past due	$10,568,511	$2,797,097	$26,608	$3,264,466	$16,656,682
Percentage of Outstanding	25.5%	21.1%	0.1%	55.8%	18.0%
Loans and Contracts greater than 60 days past due	$11,108,880	$2,934,499	$38,451	$3,465,238	$17,547,068
Percentage of Outstanding	26.8%	22.1%	0.1%	59.2%	19.0%

Results of Operations

Comparison of Six Months Ended March 25, 2008 and 2007

Net Revenues

Net revenues were $13.9 million and $14.9 million for the six months ended March 25, 2008 and 2007, respectively. Increases in interest expense and the provision for credit losses as well as decreases in commissions earned on the sale of insurance products and other ancillary products to customers resulted in the $1.0 million decrease in net revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $5.7 million and $6.0 million for six months ended March 25, 2008 and 2007, respectively. During the first half of fiscal year 2008, gross interest and fee income decreased $0.1 million to $9.8 million. Interest expense was $4.1 million and $3.9 million for the six-month periods ended March 25, 2008 and 2007, respectively. Interest associated with variable rate subordinated debentures outstanding, which increased $3.3 million since March 25, 2007, resulted in the increase in interest expense.

Provision for Credit Losses

Provision for credit losses was $2.5 million and $2.1 million for six months ended March 25, 2008 and 2007, respectively. Finance receivables charged off were approximately the same as the previous year, while recoveries of charge offs decreased by approximately $0.3 million. Additional provisions for credit losses of $0.1 million resulted from an increase in the allowance for credit losses over the same period last year.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.4 million, to $5.8 million from $6.2 million for the six months ended March 25, 2008 and 2007, respectively. Although the volume of finance receivables originated decreased slightly during this six-month period compared to last year, we originated a greater volume of sales finance contracts and a lower volume of direct consumer loans. Sales finance contracts generally carry fewer insurance products than direct consumer loans resulting in lower commissions earned. Other income including delinquency fees were approximately $0.1 million lower than the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $3.6 million and $3.5 million for six months ended March 25, 2008 and 2007, respectively. Margins in the consumer segment in the first half of this year were up $0.3 million over the same period last year while margins in the automotive segment were down $0.2 million. Sales in the consumer segment were approximately $0.7 million higher than last year while vehicle sales were down approximately $0.9 million.

Operating Expenses

Operating expenses were $13.9 million and $14.0 million for six months ended March 25, 2008 and 2007, respectively. Personnel expense, facilities expense and general and administrative expenses were approximately the same as last year. Other operating expenses were down approximately 10% due to decreased level of spending for advertising, postage, and other solicitation costs. Decreases in automotive, lodging and meals expense were a result of a decrease in the number of personnel required to travel.

Comparison of Three Months Ended March 25, 2008 and 2007

Net Revenues

Net revenues were $6.9 million and $7.1 million for the three months ended March 25, 2008 and 2007, respectively. An increase in interest expense along with a decrease in commissions earned on insurance products were the primary factors in the decrease in net revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $2.8 million for each of the three month periods ended March 25, 2008 and 2007. During the second quarter of fiscal year 2008, gross interest and fee income increased $0.1 million over the second quarter of 2007. Interest expense was $2.0 million and $1.9 million for the three-month periods ended March 25, 2008 and 2007, respectively.

Provision for Credit Losses

Provision for credit losses was $0.9 million for each of the three month periods ended March 25, 2008 and 2007. Finance receivables charged off and recoveries of charged off loans were approximately the same in each of these periods.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were $2.8 million and $3.0 million for the three months ended March 25, 2008 and 2007, respectively, a decrease of approximately $0.2 million. Although the volume of finance receivables originated decreased during this three-month period compared to last year, we originated a greater volume of sales finance contracts and a lower volume of direct consumer loans. Sales finance contracts generally carry fewer insurance products than direct consumer loans resulting in lower commissions earned. Other income and delinquency fees were down slightly in the second quarter of this fiscal year compared to the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.6 million for each of the three month periods ended March 25, 2008 and 2007. Sales in the automotive segment for the three-month period in 2008 were down from the same period last year by $0.3 million while margins decreased $0.1 million. Sales and margins in the consumer segment were up $0.1 million in the three months this year over last year.

Operating Expenses

Operating expenses were $7.0 million and $7.1 million for three months ended March 25, 2008 and 2007, respectively. Personnel expenses were approximately $0.1 million higher during the second quarter of fiscal year 2008 as compared to 2007. Other operating expenses were down approximately $0.2 million (12%) due to a decreased level of spending for advertising, postage, and other solicitation costs. Decreases in automotive, lodging and meals expense were a result of a decrease in the number of personnel required to travel.

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

Cash and cash equivalents increased to $17.7 million at March 25, 2008 from $16.7 million at March 25, 2007. Cash and cash equivalents decreased $0.1 million during the six months ended March 25, 2008. During the first half of fiscal 2008, the primary sources of cash were net cash provided by operating activities of $4.0 million. Net cash used in financing activities was $1.1 million. Although we issued $7.6 million in debentures, we redeemed $6.8 million of debentures and had a net decrease in demand notes of $1.8 million. Cash and cash equivalents increased $3.8 million during the six months ended March 25, 2007 primarily as a result of net cash being provided by operating activities. Net cash used in investing activities was $0.8 million as a result of loans originated exceeding loans repaid by $0.6 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $1.4 million, however demand note redemptions exceeded sales of demand notes by $1.6 million and other components of debt were reduced by $0.6 million resulting in a $0.7 million increase in net cash used in financing activities.

During 2008, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, and to fund the other company activities.

Debentures and Demand Notes

During the six months ended March 25, 2008, we (1) received gross proceeds of $7.6 million from the sales of debentures, and (2) paid $6.8 million for redemption of debentures and $1.8 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. As of March 25, 2008, we and this subsidiary had $82.6 million of debentures and $4.2 million of demand notes outstanding compared to $81.9 million of debentures and $6.0 million of demand notes outstanding, as of September 25, 2007.

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

Finance receivables are considered impaired (i.e. income recognition ceases) as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Finance receivables on which payments are past due 90 days or more are considered impaired unless they are well-secured and in the process of collection or renewal. Any losses incurred from finance receivables that are impaired are charged off at 180 days past due. Related accrued interest and fees are reversed against current period income.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of March 25, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 25, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2008 requiring disclosure under item 103 of Regulation S-K.

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

THE MONEY TREE INC.

May 9, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

May 9, 2008	/s/ Steven P, Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)