Form 10-Q
period 2008-06-25
Money Tree, Inc.
filed 2008-08-11
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2008
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

June 25, 2008

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	June 25, 2008	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$17,045,122	$17,854,277
Finance receivables, net	76,416,173	75,837,823
Other receivables	787,891	863,356
Inventory	3,032,942	3,056,775
Property and equipment, net	4,262,833	4,219,885
Deferred income taxes	1,363,000	1,210,000
Goodwill	991,243	991,243
Other assets	2,205,942	1,750,142

Total assets	$106,105,146	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,067,610	$4,020,056
Accrued interest payable	15,067,599	14,329,092
Senior debt	516,294	511,663
Variable rate subordinated debentures	84,015,245	81,861,016
Demand notes	4,526,772	5,991,374

Total liabilities	107,193,520	106,713,201

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(2,766,021)	(2,607,347)

Total shareholders’ deficit	(1,088,374)	(929,700)

Total liabilities and shareholders’ deficit	$106,105,146	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and fee income	$5,135,931	$4,769,415	$14,973,286	$14,655,300
Interest expense	(2,092,048)	(2,051,227)	(6,203,940)	(5,938,223)

Net interest and fee income before provision for credit losses	3,043,883	2,718,188	8,769,346	8,717,077
Provision for credit losses	(1,612,759)	(951,326)	(4,083,057)	(3,033,926)

Net interest and fee income after provision for credit losses	1,431,124	1,766,862	4,686,289	5,683,151
Insurance commissions	2,571,342	2,305,855	7,521,820	7,590,896
Commissions from motor club memberships from company owned by related parties	478,089	517,819	1,387,239	1,457,299
Delinquency fees	435,629	407,943	1,332,646	1,317,234
Income tax service agreement income from company owned by related parties	—	—	—	3,310
Other income	193,057	168,270	504,316	540,052

Net revenue before retail sales	5,109,241	5,166,749	15,432,310	16,591,942

Retail sales	3,797,343	4,803,910	13,338,841	14,516,104
Cost of sales	(2,373,640)	(3,159,108)	(8,346,397)	(9,379,919)

Gross margin on retail sales	1,423,703	1,644,802	4,992,444	5,136,185

Net revenues	6,532,944	6,811,551	20,424,754	21,728,127

Operating expenses
Personnel expense	(3,771,450)	(3,734,876)	(11,739,592)	(11,576,730)
Facilities expense	(925,996)	(922,392)	(2,831,891)	(2,800,422)
General and administrative expenses	(866,699)	(793,827)	(2,428,026)	(2,327,552)
Other operating expenses	(1,172,421)	(1,095,190)	(3,617,409)	(3,808,083)

Total operating expenses	(6,736,566)	(6,546,285)	(20,616,918)	(20,512,787)

Net operating income (loss)	(203,622)	265,266	(192,164)	1,215,340
(Loss) gain on sale of property and equipment	(4,724)	18,321	(22,816)	(3,505)

Income (loss) before income tax (expense) benefit	(208,346)	283,587	(214,980)	1,211,835
Income tax (expense) benefit	53,213	(150,135)	56,306	(416,606)

Net income (loss)	$(155,133)	$133,452	$(158,674)	$795,229

Net income (loss) per common share, basic and diluted	$(5.25)	$4.52	$(5.37)	$26.91

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(158,674)	$795,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	4,083,057	3,033,926
Depreciation	579,688	601,164
Amortization	4,286	4,286
Deferred income taxes	(153,000)	—
Loss on sale of property and equipment	22,816	3,505
Change in assets and liabilities
Other receivables	75,465	164,664
Inventory	23,833	(447,867)
Other assets	(460,086)	379,216
Accounts payable and other accrued liabilities	(952,446)	305,633
Accrued interest payable	738,507	2,135,327

Net cash provided by operating activities	3,803,446	6,975,083

Cash flows from investing activities
Finance receivables originated	(56,876,301)	(57,522,104)
Finance receivables repaid	52,214,894	55,184,637
Purchase of property and equipment	(695,000)	(938,947)
Proceeds from sale of property and equipment	49,548	568,232

Net cash used in investing activities	(5,306,859)	(2,708,182)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	4,631	(59,058)
Demand notes	(1,464,602)	(1,627,487)
Repayments on senior subordinated debt	—	(450,000)
Repayments on junior subordinated debt to related parties	—	(310,000)
Proceeds-variable rate subordinated debentures	12,634,066	10,808,261
Payments-variable rate subordinated debentures	(10,479,837)	(7,689,831)

Net cash provided by financing activities	694,258	671,885

Net change in cash and cash equivalents	(809,155)	4,938,786

Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$17,045,122	$17,858,310

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2008	2007
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,375,203	$3,654,918

Income taxes	$239,447	$44,314

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three and nine months ended June 25, 2008 and 2007 are not necessarily indicative of the results for the full fiscal year.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning September 26, 2009.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS 161 to have a material impact on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$44,506,395	$46,834,666
Finance receivables, consumer sales finance	17,428,465	14,466,682
Finance receivables, auto sales finance	31,302,262	32,259,968

Total gross finance receivables	93,237,122	93,561,316
Unearned insurance commissions	(2,532,207)	(2,815,646)
Unearned finance charges	(11,253,631)	(12,122,154)
Accrued interest receivable	1,274,883	924,986

Finance receivables, before allowance for credit losses	80,726,167	79,548,502
Allowance for credit losses	(4,309,994)	(3,710,679)

Finance receivables, net	$76,416,173	$75,837,823

An analysis of the allowance for credit losses is as follows:

	As of and for the nine months ended June 25, 2008	As of and for the year ended September 25, 2007	As of and for the nine months ended June 25, 2007
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	4,083,057	4,982,494	3,033,926
Charge-offs	(3,640,852)	(4,583,650)	(3,261,662)
Recoveries	129,025	181,218	135,927
Other	28,085	(8,742)	(21,832)

Ending balance	$4,309,994	$3,710,679	$3,025,718

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Used automobiles	$1,939,359	$2,170,617
Home furnishings and electronics	1,093,583	886,158

Total inventory	$3,032,942	$3,056,775

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Accounts payable	$65,129	$272,558
Insurance payable, loan related	695,862	698,719
Accrued payroll	515,637	521,063
Accrued payroll taxes	38,920	39,402
Money orders	388,698	987,264
Sales tax payable	1,250,475	1,314,176
Other liabilities	112,889	186,874

Total accounts payable and other accrued liabilities	$3,067,610	$4,020,056

NOTE 7 – DEBT

Debt consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at 4.49% to 8.25% (some variable), due 2008 to 2009. The carrying values of the collateral at June 25, 2008 and September 25, 2007 were $573,620 and $1,053,418, respectively.	$516,294	$511,663

Total senior debt	516,294	511,663

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	48,506,773	56,267,926

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2011.	35,508,472	25,593,090

Total variable rate subordinated debentures	84,015,245	81,861,016

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (Continued)

	June 25, 2008	September 25, 2007
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	$702,654	$1,451,550

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,824,118	4,539,824

Total demand notes	4,526,772	5,991,374

Total debt	$89,058,311	$88,364,053

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A shareholder of the Company is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., which is controlled by Martin Investments, Inc., leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,589,519 and $1,525,874 for the nine months and $545,872 and $511,020 for the three months ended June 25, 2008 and 2007, respectively and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and the late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $1,387,239 and $1,457,299 for the nine months and $478,089 and $517,819 for the three months ended June 25, 2008 and 2007, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,682,665 and $1,598,671 for the nine months and $480,890 and $467,676 for the three months ended June 25, 2008 and 2007, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2008	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$14,962	$470	$15,432

Gross margin on retail sales	2,621	2,371	4,992

Segment operating expenses	(17,759)	(2,857)	(20,616)

Segment operating loss	$(176)	$(16)	$(192)

June 25, 2008
In Thousands
Assets
Total segment assets	$61,592	$27,457	$89,049

RECONCILIATION:	June 25, 2008
(Thousands)
Assets:
Total assets for reportable segments	$89,049

Cash and cash equivalents at corporate level	11,369
Other receivables at corporate level	788
Property and equipment, net at corporate level	1,330
Deferred income taxes at corporate level	1,363
Other assets at corporate level	2,206

Consolidated Assets	$106,105

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2007	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$16,196	$396	$16,592

Gross margin on retail sales	2,183	2,953	5,136

Segment operating expenses	(17,533)	(2,980)	(20,513)

Segment operating income	$846	$369	$1,215

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:	June 25, 2007
(Thousands)
Assets:
Total assets for reportable segments	$91,745

Cash and cash equivalents at corporate level	9,144
Other receivables at corporate level	850
Property and equipment, net at corporate level	1,320
Deferred income taxes at corporate level	645
Other assets at corporate level	1,691

Consolidated Assets	$105,395

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2008	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,960	$149	$5,109

Gross margin on retail sales	762	662	1,424

Segment operating expenses	(5,816)	(921)	(6,737)

Segment operating loss	$(94)	$(110)	$(204)

June 25, 2008
In Thousands
Assets
Total segment assets	$61,592	$27,457	$89,049

RECONCILIATION:	June 25, 2008
(Thousands)
Assets:
Total assets for reportable segments	$89,049

Cash and cash equivalents at corporate level	11,369
Other receivables at corporate level	788
Property and equipment, net at corporate level	1,330
Deferred income taxes at corporate level	1,363
Other assets at corporate level	2,206

Consolidated Assets	$106,105

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2007	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,999	$168	$5,167

Gross margin on retail sales	654	991	1,645

Segment operating expenses	(5,562)	(985)	(6,547)

Segment operating income	$91	$174	$265

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:	June 25, 2007
(Thousands)
Assets:
Total assets for reportable segments	$91,745

Cash and cash equivalents at corporate level	9,144
Other receivables at corporate level	850
Property and equipment, net at corporate level	1,320
Deferred income taxes at corporate level	645
Other assets at corporate level	1,691

Consolidated Assets	$105,395

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Number of Loans Made to New Borrowers	6,931	5,663	15,728	15,270
Number of Loans Made to Former Borrowers	17,025	13,963	44,252	40,349
Number of Loans Made to Existing Borrowers	15,834	28,298	72,910	81,012
Total Number of Loans Made	39,790	47,924	132,890	136,631
Total Volume of Loans Made	$16,746,351	$18,537,790	$51,121,961	$54,616,995
Average Size of Loans Made	$421	$387	$385	$400
Number of Loans Outstanding	71,510	74,271	71,510	74,271
Total of Loans Outstanding*	$37,637,189	$41,032,283	$37,637,189	$41,032,283
Percent of Loans Outstanding	43.58%	47.12%	43.58%	47.12%
Average Balance on Outstanding Loans	$526	$552	$526	$552

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	41	34	120	101
Number of Loans Made to Former Customers	627	617	2,201	2,032
Number of Loans Made to Existing Customers	729	769	2,474	2,405
Total Contracts Made	1,397	1,420	4,795	4,538
Total Volume of Contracts Made	$4,501,043	$3,914,906	$14,788,746	$12,359,374
Number of Contracts Outstanding	9,367	6,864	9,367	6,864
Total of Contracts Outstanding*	$17,428,465	$13,694,125	$17,428,465	$13,694,125
Percent of Total Loans and Contracts	20.18%	15.73%	20.18%	15.73%
Average Balance of Outstanding Contracts	$1,861	$1,995	$1,861	$1,995

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	154	252	579	752
Total Volume of Contracts Made	$2,966,504	$4,702,547	$10,844,670	$13,816,630
Average Size of Contracts Made	$19,263	$18,661	$18,730	$18,373
Number of Contracts Outstanding	2,765	2,784	2,765	2,784
Total of Contracts Outstanding*	$31,302,262	$32,347,169	$31,302,262	$32,347,169
Percent of Total Loans and Contracts	36.24%	37.15%	36.24%	37.15%
Average Balance on Outstanding Contracts	$11,321	$11,619	$11,321	$11,619

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,869,206 as of June 25, 2008 and $6,121,804 as of June 25, 2007.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	2008	2007
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$37,637,189	$41,032,283
Consumer Sales Finance	17,428,465	13,694,125
Motor Vehicle Installment	31,302,262	32,347,169
Bankrupt Accounts	6,869,206	6,121,804

Total Gross Outstanding	$93,237,122	$93,195,381

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Balance - beginning	$37,901,014	$41,419,988	$40,719,291	$46,071,669
Finance receivables originated	16,746,351	18,537,790	51,121,961	54,616,995
Collections	(11,360,543)	(12,400,180)	(36,646,872)	(39,866,393)
Refinances	(3,693,088)	(4,499,751)	(11,596,159)	(13,576,292)
Charge offs, gross	(1,047,878)	(994,608)	(3,301,490)	(2,921,114)
Rebates / other adjustments	(908,667)	(1,030,956)	(2,659,542)	(3,292,582)

Balance - end	$37,637,189	$41,032,283	$37,637,189	$41,032,283

Consumer Sales Finance Contracts:
Balance - beginning	$16,813,744	$13,284,095	$14,466,682	$11,813,566
Finance receivables originated	4,501,043	3,914,906	14,788,746	12,359,374
Collections	(1,910,717)	(1,601,269)	(5,428,484)	(4,489,118)
Refinances	(1,315,169)	(1,161,724)	(4,139,324)	(3,566,292)
Charge offs, gross	(96,113)	(198,750)	(583,953)	(963,549)
Rebates / other adjustments	(564,323)	(543,133)	(1,675,202)	(1,459,856)

Balance - end	$17,428,465	$13,694,125	$17,428,465	$13,694,125

Motor Vehicle Installment Sales Contracts:
Balance - beginning	$32,220,882	$31,842,737	$32,259,968	$31,280,840
Finance receivables originated	2,966,504	4,702,517	10,844,670	13,816,630
Collections	(3,280,512)	(3,638,746)	(10,139,538)	(10,829,126)
Charge offs, gross	(342,099)	(290,494)	(957,198)	(922,033)
Rebates / other adjustments	(262,513)	(268,845)	(705,640)	(999,142)

Balance - end	$31,302,262	$32,347,169	$31,302,262	$32,347,169

Total Active Accounts:
Balance - beginning	$86,935,640	$86,546,820	$87,445,941	$89,166,075
Loans originated	24,213,898	27,155,213	76,755,377	80,792,999
Collections	(16,551,772)	(17,640,195)	(52,214,894)	(55,184,637)
Refinances	(5,008,257)	(5,661,475)	(15,735,483)	(17,142,584)
Charge offs, gross	(1,486,090)	(1,483,852)	(4,842,641)	(4,806,696)
Rebates / other adjustments	(1,735,503)	(1,842,934)	(5,040,384)	(5,751,580)

Balance - end	$86,367,916	$87,073,577	$86,367,916	$87,073,577

Total Bankrupt Accounts:
Balance - beginning	$6,511,657	$5,851,373	$6,115,375	$5,618,931
Charge offs, gross	(129,669)	(128,695)	(428,379)	(445,727)
Adjustments	487,218	399,126	1,182,210	948,600

Balance - end	$6,869,206	$6,121,804	$6,869,206	$6,121,804

Total Gross Outstanding Receivables	$93,237,122	$93,195,381	$93,237,122	$93,195,381

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2008	2007
Finance Receivables Originated:
Direct consumer	$51,121,961	$54,616,995
Consumer sales finance	14,788,746	12,359,374
Motor vehicle installment sales	10,844,670	13,816,630

Total gross finance receivables originated	76,755,377	80,792,999
Non-cash items included in gross finance receivables*	(19,879,076)	(23,270,895)

Finance receivables originated - cash flows	$56,876,301	$57,522,104

Finance Receivables Repaid:
Collections
Direct consumer	$36,646,872	$39,866,393
Consumer sales finance	5,428,484	4,489,118
Motor vehicle installment sales	10,139,538	10,829,126

Finance receivables repaid - cash flows	$52,214,894	$55,184,637

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2008	2007	2008	2007
Average net finance receivables (1)	$80,591,472	$78,631,132	$80,325,288	$79,166,138
Average notes payable (2)	$88,550,659	$88,191,077	$88,136,792	$87,467,712
Interest income	$3,864,873	$3,550,762	$11,221,435	$11,187,537
Loan fee income, excluding delinquency fees	1,271,058	1,218,653	3,751,851	3,467,763

Total interest and fee income	5,135,931	4,769,415	14,973,286	14,655,300
Interest expense	2,092,048	2,051,227	6,203,940	5,938,223

Net interest and fee income before provision for credit losses	$3,043,883	$2,718,188	$8,769,346	$8,717,077

Average interest rate earned (annualized)	25.5%	24.3%	24.9%	24.7%

Average interest rate paid (annualized)	9.5%	9.3%	9.4%	9.1%

Net interest rate spread (annualized)	16.0%	15.0%	15.5%	15.6%
Net interest margin (annualized) (3)	15.1%	13.8%	14.6%	14.7%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2008	2007	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$54,788,725	$52,732,978	$54,357,507	$53,498,268

Charge offs - direct consumer	$1,047,878	$994,608	$3,301,490	$2,921,114
Charge offs - consumer sales finance	96,113	198,750	583,953	963,549
Charge offs - bankruptcy	129,669	128,695	428,379	445,727

Total gross charge offs	1,273,660	1,322,053	4,313,822	4,330,390
Recoveries (all direct consumer)	(585,469)	(700,826)	(1,759,193)	(2,126,688)

Charge offs, net	$688,191	$621,227	$2,554,629	$2,203,702
Percent of net charge offs to average receivables	1.3%	1.2%	4.7%	4.1%

Motor Vehicle Installment Sales
Contracts:
Average outstanding finance receivables	$25,802,747	$25,898,154	$25,967,781	$25,667,871

Charge offs, gross	$342,099	$290,494	$957,198	$922,033
Recoveries	—	—	—	—

Charge offs, net	$342,099	$290,494	$957,198	$922,033
Percent of net charge offs to average receivables	1.3%	1.1%	3.7%	3.6%

Total Receivables:
Average outstanding finance receivables	$80,591,472	$78,631,132	$80,325,288	$79,166,139

Charge offs, gross	$1,615,759	$1,612,547	$5,271,020	$5,252,423
Recoveries (all direct consumer)	(585,469)	(700,826)	(1,759,193)	(2,126,688)

Charge offs, net	$1,030,290	$911,721	$3,511,827	$3,125,735
Percent of net charge offs to average receivables	1.3%	1.2%	4.4%	3.9%

As of June 25, 2008 and September 25, 2007, our allowance for credit losses was $4.3 million and $3.7 million, respectively.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended June 25, 2008 and 2007:

	As of June 25, 2008
	Direct Consumer Loans	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$37,637,189	$17,428,465	$31,302,262	$6,869,206	$93,237,122
Loans and Contracts 60 - 90 days past due	$750,020	$358,294	$127,854	$200,385	$1,436,553
Percentage of Outstanding	2.0%	2.1%	0.4%	2.9%	1.5%
Loans and Contracts greater than 90 days past due	$10,708,910	$3,879,863	$79,167	$4,048,805	$18,716,745
Percentage of Outstanding	28.5%	22.3%	0.3%	58.9%	20.1%
Loans and Contracts greater than 60 days past due	$11,458,930	$4,238,157	$207,021	$4,249,190	$20,153,298
Percentage of Outstanding	30.4%	24.3%	0.7%	61.9%	21.6%

	As of June 25, 2007
	Direct Consumer Loans	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$41,032,283	$13,694,125	$32,347,169	$6,121,804	$93,195,381
Loans and Contracts 60 - 90 days past due	$782,991	$270,271	$0	$179,961	$1,233,223
Percentage of Outstanding	1.9%	2.0%	0.0%	2.9%	1.3%
Loans and Contracts greater than 90 days past due	$10,419,426	$2,837,616	$70,519	$3,412,148	$16,739,709
Percentage of Outstanding	25.4%	20.7%	0.2%	55.7%	18.0%
Loans and Contracts greater than 60 days past due	$11,202,417	$3,107,887	$70,519	$3,592,109	$17,972,932
Percentage of Outstanding	27.3%	22.7%	0.2%	58.7%	19.3%

Results of Operations

Comparison of Nine Months Ended June 25, 2008 and 2007

Net Revenues

Net revenues were $20.4 million and $21.7 million for the nine months ended June 25, 2008 and 2007, respectively. Increases in interest expense and the provision for credit losses resulted in the $1.3 million decrease in net revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $8.8 million and $8.7 million for nine months ended June 25, 2008 and 2007, respectively. During the first nine months of fiscal year 2008, gross interest income increased $0.3 million to $15.0 million. Interest expense was $6.2 million and $5.9 million for the nine-month periods ended June 25, 2008 and 2007, respectively. The increase in variable rate subordinated debentures of $3.0 million since June 25, 2007, resulted in the increase in interest expense.

Provision for Credit Losses

Provision for credit losses was $4.1 million and $3.0 million for nine months ended June 25, 2008 and 2007, respectively. Net finance receivables charged off increased by approximately $0.4 million in the nine months of 2008 as compared to the same period last year. This, coupled with the current economic conditions, and the rise in the cost of fuel and other goods and services are having a negative effect on our customers’ disposable income. In light of these factors, management reviewed an analysis of the allowance for credit losses and determined that additional provisions were necessary to adjust the amount of the allowance to a level adequate to cover probable future losses in the finance receivable portfolio.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.1 million, to $8.9 million from $9.0 million for the nine months ended June 25, 2008 and 2007, respectively. Other income including delinquency fees were approximately $0.1 million lower than the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $5.0 million and $5.1 million for nine months ended June 25, 2008 and 2007, respectively. Margins in the consumer segment were up $0.4 million over the same period last year while margins in the automotive segment were down $0.5 million. Sales in the consumer segment were approximately $1.0 million higher than last year while vehicle sales were down approximately $2.2 million.

Operating Expenses

Operating expenses were $20.6 million and $20.5 million for nine months ended June 25, 2008 and 2007, respectively. Personnel expense, facilities expense and general and administrative expenses were slightly higher than the same period last year. Other operating expenses were down approximately 5% due to a decrease in the level of spending for advertising, postage, and other solicitation costs. Decreases in automotive, lodging and meals expense were a result of a decrease in the number of personnel required to travel.

Comparison of Three Months Ended June 25, 2008 and 2007

Net Revenues

Net revenues were $6.5 million and $6.8 million for the three months ended June 25, 2008 and 2007, respectively. An increase to the allowance for credit losses and the associated provisions for credit losses was the primary factor in the decrease in net revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $3.0 million and $2.7 million for three months ended June 25, 2008 and 2007, respectively. During the second quarter of fiscal year 2008, gross interest income increased $0.3 million over the second quarter of 2007. Interest expense was $2.1 million and $2.1 million for the three months ended June 25, 2008 and 2007, respectively.

Provision for Credit Losses

Provision for credit losses was $1.6 million and $1.0 million for three months ended June 25, 2008 and 2007, respectively. Net finance receivables charged off increased by approximately $0.1 million in the third quarter of 2008 as compared to the same period last year. This, coupled with the current economic conditions, and the rise in the cost of fuel and other goods and services are having a negative effect on our customers’ disposable income. In light of these factors, management reviewed an analysis of the allowance for credit losses and determined that additional provisions were necessary to adjust the amount of the allowance to a level adequate to cover probable future losses in the finance receivable portfolio.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were $3.0 million and $2.8 million for the three months ended June 25, 2008 and 2007, respectively. Other income and delinquency fees were up slightly in the third quarter of this fiscal year compared to the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.4 million and $1.6 million for three months ended June 25, 2008 and 2007, respectively. Sales in the automotive segment for the three months in 2008 were down to the same period last year by $1.2 million while margins decreased $0.2 million. Sales in the consumer segment were up $0.2 million and margins were up $0.1 in the three months this year over last year.

Operating Expenses

Operating expenses were $6.7 million and $6.5 million for three months ended June 25, 2008 and 2007, respectively. Personnel and facilities expenses were approximately the same in the third quarter of fiscal year 2008 and 2007. General and administrative and other operating expenses were higher by approximately $0.1 million each due primarily to expenses associated with the conversion to new branch operation software, which began earlier in the fiscal year.

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

Cash and cash equivalents decreased to $17.0 million at June 25, 2008 from $17.9 million at June 25, 2007. Cash and cash equivalents decreased $0.8 million during the nine months ended June 25, 2008. During this period, the primary sources of cash were net cash provided by operating activities of $3.8 million as well as net cash provided by financing activities of $0.7 million. Although we redeemed $10.5 million of debentures and had a net decrease in demand notes of $1.5 million, we issued $12.6 million in debentures. Net cash used in investing activities was $5.3 million primarily as a result of finance receivables originated exceeding finance receivables repaid by $4.7 million. During the nine months ended June 25, 2007, cash and cash equivalents increased $4.9 million primarily as a result of net cash being provided by operating activities. Net cash used in investing activities was $2.7 million as a result of finance receivables originated exceeding finance receivables repaid by $2.0 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $3.1 million, however demand note redemptions exceeded sales of demand notes by $1.6 million and other components of debt were reduced by $0.8 million resulting in a $0.7 million increase in net cash provided by financing activities.

During 2008, we expect to continue to use a significant amount of net offering proceeds we raise from the sale of Debentures and Demand Notes to fund redemption obligations and pay interest on our securities. We will use any remaining net offering proceeds to fund our consumer loan demand, purchase used automobiles, and to fund the other company activities.

Debentures and Demand Notes

During the nine months ended June 25, 2008, we (1) received gross proceeds of $12.6 million from the sales of debentures, and (2) paid $10.5 million for redemption of debentures and $1.5 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. As of June 25, 2008, we and this subsidiary had $84.0 million of debentures and $4.5 million of demand notes outstanding compared to $81.9 million of debentures and $6.0 million of demand notes outstanding, as of September 25, 2007.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of June 25, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended June 25, 2008 requiring disclosure under item 103 of Regulation S-K.

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

Current economic conditions, including inflation and rising fuel costs, are negatively affecting our operations and profitability, and we cannot assure you that our operations and profitability will not continue to be negatively affected.

Inflation, fuel costs and other factors typical of recessionary economic cycles are affecting our customers’ disposable income, confidence, and spending patterns and preferences, which in turn are negatively impacting our sales of consumer goods and vehicles and our customers’ ability to repay their obligations to us. As a result, we have increased our provision for credit losses in order to set our allowance for credit losses at a level deemed appropriate by management. This increase in our provision for credit losses had a negative impact on our operations and profitability. Should the current economic conditions continue or worsen, our operations and profitability could continue to be materially and adversely affected.

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

THE MONEY TREE INC.

August 11, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

August 11, 2008	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)