Form 10-Q/A
period 2007-12-25
Money Tree, Inc.
filed 2008-12-12
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

THE MONEY TREE INC.

FORM 10-Q/A

December 25, 2007

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of December 25, 2007, and for the three months in the period ended December 25, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2008, for errors in previously reported amounts related to net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense and net loss. The table below shows the amount originally reported, the amount of the adjustment, and the restated amount.

	As reported	Adjustment	As restated
Finance receivables, net	$77,921,347	$(500,000)	$77,421,347
Deferred income taxes	1,361,000	(151,000)	1,210,000
Accumulated deficit	2,536,834	651,000	3,187,834
Provision for credit losses	1,542,673	500,000	2,042,673
Income tax expense	59,243	151,000	210,243
Net income (loss)	70,513	(651,000)	(580,487)

Additionally, as a result of these matters, we are amending our evaluation of disclosure controls and procedures in Item 4.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 8, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II—Item 4—Controls and Procedures

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on November 24, 2008 and in Note 1 to the Consolidated Financial Statements contained herein.

Item 1. Financial Statements, as restated

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	(Restated)
	December 25, 2007	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$16,292,102	$17,854,277
Finance receivables, net	77,421,347	75,837,823
Other receivables	1,116,014	863,356
Inventory	2,845,535	3,056,775
Property and equipment, net	4,146,643	4,219,885
Deferred income taxes	1,210,000	1,210,000
Goodwill	991,243	991,243
Other assets	1,658,197	1,750,142

Total assets	$105,681,081	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$4,408,575	$4,020,056
Accrued interest payable	14,942,607	14,329,092
Senior debt	630,127	511,663
Variable rate subordinated debentures	82,147,154	81,861,016
Demand notes	5,062,805	5,991,374

Total liabilities	107,191,268	106,713,201

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(3,187,834)	(2,607,347)

Total shareholders’ deficit	(1,510,187)	(929,700)

Total liabilities and shareholders’ deficit	$105,681,081	$105,783,501

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Three months ended December 25,	(Restated) 2007	2006
	(Unaudited)
Interest and fee income	$4,988,192	$5,134,605
Interest expense	(2,065,513)	(1,941,069)

Net interest and fee income before provision for credit losses	2,922,679	3,193,536
Provision for credit losses	(2,042,673)	(1,126,703)

Net interest and fee income after provision for credit losses	880,006	2,066,833
Insurance commissions	2,563,014	2,696,423
Commissions from motor club memberships from company owned by related parties	512,316	544,987
Delinquency fees	411,814	406,299
Other income	151,863	186,281

Net revenue before retail sales	4,519,013	5,900,823

Retail sales	5,034,915	5,085,267
Cost of sales	(3,078,292)	(3,195,578)

Gross margin on retail sales	1,956,623	1,889,689

Net revenues	6,475,636	7,790,512

Operating expenses
Personnel expense	(3,881,470)	(3,859,278)
Facilities expense	(994,432)	(959,265)
General and administrative expenses	(769,487)	(766,879)
Other operating expenses	(1,185,854)	(1,280,247)

Total operating expenses	(6,831,243)	(6,865,669)

Net operating income (loss)	(355,607)	924,843
Loss on sale of property and equipment	(14,637)	(9,638)

Income (loss) before income tax expense	(370,244)	915,205
Income tax expense	(210,243)	(530,533)

Net income (loss)	$(580,487)	$384,672

Net income (loss) per common share, basic and diluted	$(19.65)	$13.02

Weighted average shares outstanding	29,546	29,546

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	(Restated) 2007	2006
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(580,487)	$384,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,042,673	1,126,703
Depreciation	195,912	217,640
Amortization	1,429	1,429
Loss on sale of property and equipment	14,637	9,638
Change in assets and liabilities
Other receivables	(252,658)	(245,672)
Inventory	211,240	171,010
Other assets	90,516	640,084
Accounts payable and other accrued liabilities	388,519	447,945
Accrued interest payable	613,515	622,715

Net cash provided by operating activities	2,725,296	3,376,164

Cash flows from investing activities
Finance receivables originated	(20,730,328)	(20,523,890)
Finance receivables repaid	17,104,131	17,897,945
Purchase of property and equipment	(152,092)	(133,982)
Proceeds from sale of property and equipment	14,785	455,932

Net cash used in investing activities	(3,763,504)	(2,303,995)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	118,464	(90,980)
Demand notes	(928,569)	(626,390)
Repayments on senior subordinated debt	—	(150,000)
Repayments on junior subordinated debt and related parties	—	(105,000)
Proceeds-variable rate subordinated debentures	3,214,603	3,900,099
Repayments-variable rate subordinated debentures	(2,928,465)	(3,014,869)

Net cash used in financing activities	(523,967)	(87,140)

Net change in cash and cash equivalents	(1,562,175)	985,029
Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$16,292,102	$13,904,553

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2007	2006
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$1,402,672	$1,269,028

Income taxes	$181,488	$6,949

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION, AS RESTATED

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

Restated Results of Operations and Financial Condition

The Company is restating its previously reported financial information for the three months ended December, 25, 2007 to correct errors in the consolidated financial statements related to the determination of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense, and net loss. In addition, the following Notes to the Consolidated Financial Statements have been restated: 4, 8, and 12. These restated consolidated financial statements supercede the Company’s previously issued consolidated financial statements reported in the Company’s initial Form 10-Q filed with the SEC on February 8, 2008. These changes are summarized below:

	As reported	Adjustment	As restated
Finance receivables, net	$77,921,347	$(500,000)	$77,421,347
Deferred income taxes	1,361,000	(151,000)	1,210,000
Accumulated deficit	2,536,834	651,000	3,187,834
Provision for credit losses	1,542,673	500,000	2,042,673
Income tax expense	59,243	151,000	210,243
Net income (loss)	70,513	(651,000)	(580,487)

In the Company’s review of its loan charge-off process in conjunction with the initial Sarbanes-Oxley testing of controls and the completion of its implementation of a new accounting system for loans, the Company’s management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans resulting in an abnormal amount of net charge-offs in the fourth quarter of 2008 of approximately $4.8 million. However, management has concluded that the loans charged-off in the fourth quarter of 2008 would have been charged-off in one of the first three quarters of fiscal 2008 if management had applied the same detailed analysis at each of these quarter ends that was applied in the fourth quarter. The effect of this determination on the quarter ended December 25, 2007, is to increase the provision for credit losses by $500,000.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION, AS RESTATED (CONTINUED)

As a result of the additional losses resulting from the increase in the provision for credit losses, management has re-evaluated the realizability of its deferred tax assets and determined that the related valuation allowance should be increased, resulting in a reduction of the net deferred tax asset by $151,000.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. Additional disclosures about the amounts of such liabilities will be required also. The Company adopted FIN 48 on September 26, 2007 and its adoption did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED

Finance receivables consisted of the following:

	(Restated) December 25, 2007	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$47,844,643	$46,834,666
Finance receivables, consumer sales finance	16,543,773	14,466,682
Finance receivables, auto sales finance	31,895,347	32,259,968

Total gross finance receivables	96,283,763	93,561,316
Unearned insurance commissions	(3,104,807)	(2,815,646)
Unearned finance charges	(12,328,858)	(12,122,154)
Accrued interest receivable	878,907	924,986

Finance receivables, before allowance for credit losses	81,729,005	79,548,502
Allowance for credit losses	(4,307,658)	(3,710,679)

Finance receivables, net	$77,421,347	$75,837,823

An analysis of the allowance for credit losses is as follows:

	(Restated) As of and for the three months ended December 25, 2007	As of and for the year ended September 25, 2007	As of and for the three months ended December 25, 2006
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	2,042,673	4,982,494	1,126,703
Charge-offs	(1,518,043)	(4,583,650)	(1,195,639)
Recoveries	47,616	181,218	27,932
Other	24,733	(8,742)	(85)

Ending balance	$4,307,658	$3,710,679	$3,098,270

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

NOTE 8 – INCOME TAXES, AS RESTATED

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis. For the three months ended December 25, 2007, we increased the valuation allowance for our deferred income tax asset by $0.3 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended December 25, 2007	(Restated) Consumer Finance & Sales Division	Automotive Finance & Sales Division	(Restated) Total Segments
In Thousands		(Unaudited)
Net revenues before retail sales	$4,326	$193	$4,519

Gross margin on retail sales	1,187	770	1,957

Segment operating expenses	(5,904)	(928)	(6,832)

Segment operating profit (loss)	$(391)	$35	$(356)

December 25, 2007
In Thousands
Assets
Total segment assets	$62,881	$28,010	$90,891

RECONCILIATION:			(Restated) December 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,891

Cash and cash equivalents at corporate level			9,518
Other receivables at corporate level			1,116
Property and equipment, net at corporate level			1,288
Deferred income taxes at corporate level			1,210
Other assets at corporate level			1,658

Consolidated Assets			$105,681

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended December 25, 2006	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited)
Net revenues before retail sales	$5,681	$220	$5,901

Gross margin on retail sales	940	950	1,890

Segment operating expenses	(5,894)	(972)	(6,866)

Segment operating profit	$727	$198	$925

December 25, 2006
In Thousands
Assets
Total segment assets	$65,211	$27,194	$92,405

RECONCILIATION:			December 25, 2006
			(Thousands)
Assets:
Total assets for reportable segments			$92,405

Cash and cash equivalents at corporate level			6,292
Other receivables at corporate level			1,256
Employee receivables at corporate level			5
Property and equipment, net at corporate level			822
Deferred income taxes at corporate level			645
Other assets at corporate level			1,430

Consolidated Assets			$102,855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as restated.

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

	For the Three Months Ended December 25,
	2007	2006
Direct Consumer Loans:
Balance—beginning	$40,719,291	$46,071,669
Finance receivables originated	19,941,082	20,750,756
Collections	(12,145,282)	(13,164,231)
Refinances	(4,639,566)	(5,280,243)
Charge offs, gross	(1,393,669)	(1,016,304)
Rebates / other adjustments	(1,004,507)	(1,356,587)

Balance—end	$41,477,349	$46,005,060

Consumer Sales Finance Contracts:
Balance—beginning	$14,466,682	$11,813,566
Finance receivables originated	6,421,213	5,125,678
Collections	(1,619,504)	(1,339,170)
Refinances	(1,783,135)	(1,505,672)
Charge offs, gross	(238,958)	(455,672)
Rebates / other adjustments	(702,525)	(568,916)

Balance—end	$16,543,773	$13,069,814

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$32,259,968	$31,280,840
Finance receivables originated	3,496,254	4,251,753
Collections	(3,339,345)	(3,394,544)
Refinances	—	—
Charge offs, gross	(304,684)	(287,010)
Rebates / other adjustments	(216,846)	(282,461)

Balance—end	$31,895,347	$31,568,578

Total Active Accounts:
Balance—beginning	$87,445,941	$89,166,075
Loans originated	29,858,549	30,128,187
Collections	(17,104,131)	(17,897,945)
Refinances	(6,422,701)	(6,785,915)
Charge offs, gross	(1,937,311)	(1,758,986)
Rebates / other adjustments	(1,923,878)	(2,207,964)

Balance—end	$89,916,469	$90,643,452

Total Bankrupt Accounts:
Balance—beginning	$6,115,375	$5,618,931
Charge offs, gross	(179,340)	(167,566)
Adjustments	431,259	372,513

Balance—end	$6,367,294	$5,823,878

Total Gross Outstanding Receivables	$96,283,763	$96,467,330

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2007	2006
Finance Receivables Originated:
Direct consumer	$19,941,082	$20,750,756
Consumer sales finance	6,421,213	5,125,678
Motor vehicle installment sales	3,496,254	4,251,753

Total gross finance receivables originated	29,858,549	30,128,187
Non-cash items included in gross finance receivables*	(9,128,221)	(9,604,297)

Finance receivables originated—cash flows	$20,730,328	$20,523,890

Finance Receivables Repaid:
Collections
Direct consumer	$12,145,282	$13,164,231
Consumer sales finance	1,619,504	1,339,170
Motor vehicle installment sales	3,339,345	3,394,544

Finance receivables repaid—cash flows	$17,104,131	$17,897,945

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

	As of, or for, the Three Months Ended December 25,
	2007	2006
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$54,314,901	$54,670,518
Charge offs—direct consumer	$1,393,669	$1,016,304
Charge offs—consumer sales finance	238,958	455,672
Charge offs—bankruptcy	179,340	167,566

Total gross charge offs	1,811,967	1,639,542
Recoveries (all direct consumer)	(646,224)	(758,845)

Charge offs, net	$1,165,743	$880,697
Percent of net charge offs to average receivables	2.1%	1.6%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,933,701	$25,479,976
Charge offs, gross	$304,684	$287,010
Recoveries	—	—

Charge offs, net	$304,684	$287,010
Percent of net charge offs to average receivables	1.2%	1.1%

Total Receivables:
Average outstanding finance receivables	$80,248,602	$80,150,494
Charge offs, gross	$2,116,651	$1,926,552
Recoveries (all direct consumer)	(646,224)	(758,845)

Charge offs, net	$1,470,427	$1,167,707
Percent of net charge offs to average receivables	1.8%	1.5%

As of December 25, 2007 and September 25, 2007, our allowance for credit losses was $4.3 million and $3.7 million, respectively. This increase was attributable to additional provisions for credit losses during the three-months ended December 25, 2007 in order maintain the allowance for credit losses at a level adequate to provide for probable losses inherent in our finance receivable portfolio.

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

Results of Operations

Comparison of Three Months Ended December 25, 2007 and 2006

Net Revenues

Net revenues were $6.5 million and $7.8 million for the three months ended December 25, 2007 and 2006, respectively. Increases in interest expense and the provision for credit losses along with decreases in interest and fee income and insurance commissions resulted in the decrease in net revenues for the first quarter of the fiscal year ending September 25, 2008 compared to the first quarter of last year.

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

Provision for Credit Losses, as restated

Provision for credit losses was $2.0 million, as restated, and $1.1 million for three months ended December 25, 2007 and 2006, respectively. Finance receivables charged off increased approximately $0.2 million over the same period last year, while recoveries of charge offs decreased approximately $0.1 million. Additional provisions for credit losses of $0.6 million, as restated, were to increase the allowance for credit losses to a level sufficient to account for probable losses inherent in the finance receivable portfolio.

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

Income tax expense

Income tax expense was $0.2 million, as restated, and $0.5 for the three months ended December 25, 2007 and 2006, respectively. For the three months ended December 25, 2007, we increased the valuation allowance for our deferred income tax asset by $0.3 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

Item 4. Controls and Procedures, as restated

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 25, 2007. In this original evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 25, 2007.

In connection with the amendment to our financial statements described in the introductory Explanatory Note and items 1 and 2 of this Amendment No. 1, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 25, 2007. In connection therewith, we identified a material weakness in internal control over financial reporting. We have determined the Company did not maintain effective controls over the process utilized to evaluate the collectibility of delinquent finance receivables. We believe this control deficiency resulted in a misstatement of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense and net loss. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of December 25, 2007.

In light of the material weakness described above we performed additional analyses and other procedures related to delinquent finance receivables to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principals (GAAP) in all material respects.

To remedy the material weaknesses identified above, the Company has implemented the following measures, including, among other things:

•	Enhanced accountability to personnel responsible for determining loan collectibility, and

•

The development of a plan to utilize a more objective process or trigger for loan charge-offs that will generally result in charging off all loans greater than 180 days past due, with the exceptions documented as to the rationale for deferring charge-off.

Management believes that the implementation of these changes will allow them to improve internal controls over financial reporting and enable them to evaluate such controls. Management will continue to assess the actions necessary to maintain effective controls over the process utilized to evaluate the collectibility of delinquent finance receivables.

Changes in Internal Control Over Financial Reporting

Other than as set forth in this Amendment No. 1, there have been no changes in our internal control over financial reporting during the quarter ended December 25, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                THE MONEY TREE INC.

December 12, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

December 12, 2008	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)