Form 10-Q/A
period 2008-03-25
Money Tree, Inc.
filed 2008-12-17
CIK 1309126

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

THE MONEY TREE INC.

FORM 10-Q/A

March 25, 2008

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of March 25, 2008, and for the three and six months ended March 25, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2008, for errors in previously reported amounts related to net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax benefit and net loss. The table below shows the amount originally reported, the amount of the adjustment, and the restated amount.

	As reported	Adjustment	As restated
As of March 25, 2008
Finance receivables, net	$76,060,824	$(2,800,000)	$73,260,824
Accumulated deficit	(2,610,888)	(2,800,000)	(5,410,888)
For the three months ended March 25, 2008
Provision for credit losses	927,625	2,300,000	3,227,625
Income tax expense (benefit)	(62,336)	(151,000)	(213,336)
Net income (loss)	(74,054)	(2,149,000)	(2,223,054)
For the six months ended March 25, 2008
Provision for credit losses	2,470,298	2,800,000	5,270,298
Net income (loss)	(3,541)	(2,800,000)	(2,803,541)

Additionally, as a result of these matters, we are amending our evaluation of disclosure controls and procedures in Item 4.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 9, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

Item 1 – Financial Statements, as restated

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	(Restated)
	March 25, 2008	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$17,734,805	$17,854,277
Finance receivables, net	73,260,824	75,837,823
Other receivables	856,506	863,356
Inventory	2,669,511	3,056,775
Property and equipment, net	4,126,623	4,219,885
Deferred income taxes	1,163,000	1,210,000
Goodwill	991,243	991,243
Other assets	1,876,218	1,750,142

Total assets	$102,678,730	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,934,085	$4,020,056
Accrued interest payable	15,215,325	14,329,092
Senior debt	441,848	511,663
Variable rate subordinated debentures	82,602,464	81,861,016
Demand notes	4,218,249	5,991,374

Total liabilities	106,411,971	106,713,201

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(5,410,888)	(2,607,347)

Total shareholders’ deficit	(3,733,241)	(929,700)

Total liabilities and shareholders’ deficit	$102,678,730	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	(Restated) 2008	2007	(Restated) 2008	2007
	(Unaudited)		(Unaudited)
Interest and fee income	$4,849,163	$4,751,280	$9,837,355	$9,885,885
Interest expense	(2,046,379)	(1,945,927)	(4,111,892)	(3,886,996)

Net interest and fee income before provision for credit losses	2,802,784	2,805,353	5,725,463	5,998,889
Provision for credit losses	(3,227,625)	(955,897)	(5,270,298)	(2,082,599)

Net interest and fee income after provision for credit losses	(424,841)	1,849,456	455,165	3,916,290
Insurance commissions	2,387,463	2,588,617	4,950,478	5,285,040
Commissions from motor club memberships from company owned by related parties	396,834	394,494	909,150	939,481
Delinquency fees	485,203	502,992	897,017	909,291
Income tax service agreement income from company owned by related parties	—	3,310	—	3,310
Other income	159,396	185,501	311,259	371,782

Net revenue before retail sales	3,004,055	5,524,370	7,523,069	11,425,194

Retail sales	4,506,583	4,626,927	9,541,498	9,712,194
Cost of sales	(2,894,464)	(3,025,232)	(5,972,756)	(6,220,811)

Gross margin on retail sales	1,612,119	1,601,695	3,568,742	3,491,383

Net revenues	4,616,174	7,126,065	11,091,811	14,916,577

Operating expenses
Personnel expense	(4,086,671)	(3,982,576)	(7,968,141)	(7,841,854)
Facilities expense	(911,463)	(918,766)	(1,905,896)	(1,878,031)
General and administrative expenses	(791,840)	(766,846)	(1,561,328)	(1,533,725)
Other operating expenses	(1,259,135)	(1,432,646)	(2,444,988)	(2,712,894)

Total operating expenses	(7,049,109)	(7,100,834)	(13,880,353)	(13,966,504)

Net operating income (loss)	(2,432,935)	25,231	(2,788,542)	950,073
Loss on sale of property and equipment	(3,455)	(12,188)	(18,092)	(21,826)

Income (loss) before income tax expense	(2,436,390)	13,043	(2,806,634)	928,247
Income tax (expense) benefit	213,336	264,062	3,093	(266,471)

Net income (loss)	$(2,223,054)	$277,105	$(2,803,541)	$661,776

Net income (loss) per common share, basic and diluted	$(75.24)	$9.38	$(94.89)	$22.40

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	(Restated) 2008	2007
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(2,803,541)	$661,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	5,270,298	2,082,599
Depreciation	384,984	408,246
Amortization	2,857	2,857
Deferred income taxes	47,000	—
Loss on sale of property and equipment	18,092	21,826
Change in assets and liabilities
Other receivables	6,850	49,490
Inventory	387,264	83,256
Other assets	(128,933)	490,440
Accounts payable and other accrued liabilities	(85,971)	228,479
Accrued interest payable	886,233	1,297,050

Net cash provided by operating activities	3,985,133	5,326,019

Cash flows from investing activities
Finance receivables originated	(38,356,420)	(38,096,586)
Finance receivables repaid	35,663,121	37,544,442
Purchase of property and equipment	(348,362)	(758,382)
Proceeds from sale of property and equipment	38,548	519,282

Net cash used in investing activities	(3,003,113)	(791,244)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(69,815)	(69,975)
Demand notes	(1,773,125)	(1,571,835)
Repayments on senior subordinated debt	—	(300,000)
Repayments on junior subordinated debt and related parties	—	(210,000)
Proceeds-variable rate subordinated debentures	7,590,167	6,760,879
Payments-variable rate subordinated debentures	(6,848,719)	(5,346,235)

Net cash used in financing activities	(1,101,492)	(737,166)

Net change in cash and cash equivalents	(119,472)	3,797,609
Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$17,734,805	$16,717,133

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2008	2007
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,155,881	$2,491,294

Income taxes	$228,839	$6,949

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

Restated Results of Operations and Financial Condition

The Company is restating its previously reported financial information for the three and six months ended March, 25, 2008 to correct errors in the consolidated financial statements related to the determination of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax benefit, and net loss. In addition, the following Notes to the Consolidated Financial Statements have been restated: 4, 8, and 12. These restated consolidated financial statements supercede the Company’s previously issued consolidated financial statements reported in the Company’s initial Form 10-Q filed with the SEC on May 9, 2008. These changes are summarized below:

	As reported	Adjustment	As restated
As of March 25, 2008
Finance receivables, net	$76,060,824	$(2,800,000)	$73,260,824
Accumulated deficit	(2,610,888)	(2,800,000)	(5,410,888)
For the three months ended March 25, 2008
Provision for credit losses	927,625	2,300,000	3,227,625
Income tax expense (benefit)	(62,336)	(151,000)	(213,336)
Net income (loss)	(74,054)	(2,149,000)	(2,223,054)
For the six months ended March 25, 2008
Provision for credit losses	2,470,298	2,800,000	5,270,298
Net income (loss)	(3,541)	(2,800,000)	(2,803,541)

In the Company’s review of its loan charge-off process in conjunction with the initial Sarbanes-Oxley testing of controls and the completion of its implementation of a new accounting system for loans, the Company’s management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans resulting in an abnormal amount of net charge-offs in the fourth quarter of 2008 of approximately $4.8 million. However, management has concluded that the loans charged-off in the fourth quarter of 2008 would have been charged-off in one of the first three quarters of fiscal 2008 if management had applied the same detailed analysis at each of these quarter ends that was applied in the fourth quarter. The effect of this determination on the three and six months ended March 25, 2008 is to increase the provision for credit losses by $2.3 million and $2.8 million, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION, AS RESTATED (CONTINUED)

As a result of the additional losses resulting from the increase in the provision for credit losses, management has re-evaluated the realizability of its deferred tax assets and determined that the related valuation allowance should be increased, resulting in no change in the net deferred income tax asset as of March 25, 2008.

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

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED

Finance receivables consisted of the following:

	(Restated)
	March 25, 2008	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$44,412,671	$46,834,666
Finance receivables, consumer sales finance	16,813,744	14,466,682
Finance receivables, auto sales finance	32,220,882	32,259,968

Total gross finance receivables	93,447,297	93,561,316
Unearned insurance commissions	(2,707,526)	(2,815,646)
Unearned finance charges	(11,967,035)	(12,122,154)
Accrued interest receivable	1,010,748	924,986

Finance receivables, before allowance for credit losses	79,783,484	79,548,502
Allowance for credit losses	(6,522,660)	(3,710,679)

Finance receivables, net	$73,260,824	$75,837,823

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	(Restated) As of and for the six months ended March 25, 2008	As of and for the year ended September 25, 2007	As of and for the six months ended March 25, 2007
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	5,270,298	4,982,494	2,082,599
Charge-offs	(2,573,374)	(4,583,650)	(2,308,429)
Recoveries	91,835	181,218	94,414
Other	23,222	(8,742)	(17,140)

Ending balance	$6,522,660	$3,710,679	$2,990,803

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Used automobiles	$1,913,691	$2,170,617
Home furnishings and electronics	755,820	886,158

Total inventory	$2,669,511	$3,056,775

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2008	September 25, 2007
	(Unaudited)
Accounts payable	$227,248	$272,558
Insurance payable, loan related	653,481	698,719
Accrued payroll	534,088	521,063
Accrued payroll taxes	47,619	39,402
Money orders	1,031,809	987,264
Sales tax payable	1,288,776	1,314,176
Other liabilities	151,064	186,874

Total accounts payable and other accrued liabilities	$3,934,085	$4,020,056

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

NOTE 8 – INCOME TAXES, AS RESTATED

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis. For the three and six months ended March 25, 2008, we increased the valuation allowance for our deferred income tax asset by $0.6 million and $0.9 million, respectively, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Six months ended March 25, 2008	(Restated) Consumer Finance & Sales Division	Automotive Finance & Sales Division	(Restated) Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$7,202	$321	$7,523

Gross margin on retail sales	1,860	1,709	3,569

Segment operating expenses	(11,945)	(1,936)	(13,881)

Segment operating profit (loss)	$(2,883)	$94	$(2,789)

(Restated) March 25, 2008	(Restated)		(Restated)
In Thousands
Assets
Total segment assets	$58,711	$27,919	$86,630

RECONCILIATION:			(Restated) March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$86,630

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$102,679

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Six months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$11,197	$228	$11,425

Gross margin on retail sales	1,529	1,962	3,491

Segment operating expenses	(11,971)	(1,995)	(13,966)

Segment operating profit	$755	$195	$950

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			March 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			965
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended March 25, 2008	(Restated) Consumer Finance & Sales Division	Automotive Finance & Sales Division	(Restated) Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$2,876	$128	$3,004

Gross margin on retail sales	673	939	1,612

Segment operating expenses	(6,041)	(1,008)	(7,049)

Segment operating profit (loss)	$(2,492)	$59	$(2,433)

(Restated) March 25, 2008	(Restated)		(Restated)
In Thousands
Assets
Total segment assets	$58,711	$27,919	$86,630

RECONCILIATION:			(Restated) March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$86,630

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$102,679

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended March 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$5,516	$8	$5,524

Gross margin on retail sales	590	1,012	1,602

Segment operating expenses	(6,078)	(1,023)	(7,101)

Segment operating profit (loss)	$28	$(3)	$25

March 25, 2007
In Thousands
Assets
Total segment assets	$63,672	$27,299	$90,971

RECONCILIATION:			March 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,971

Cash and cash equivalents at corporate level			7,499
Other receivables at corporate level			965
Property and equipment, net at corporate level			1,277
Deferred income taxes at corporate level			645
Other assets at corporate level			1,580

Consolidated Assets			$102,937

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as restated

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Balance—beginning	$41,477,349	$46,005,060	$40,719,291	$46,071,669
Finance receivables originated	14,434,528	15,328,449	34,375,610	36,079,206
Collections	(13,141,047)	(14,301,982)	(25,286,328)	(27,466,213)
Refinances	(3,263,506)	(3,796,298)	(7,903,072)	(9,076,541)
Charge offs, gross	(859,943)	(910,202)	(2,253,612)	(1,926,506)
Rebates / other adjustments	(746,367)	(905,039)	(1,750,875)	(2,261,627)

Balance—end	$37,901,014	$41,419,988	$37,901,014	$41,419,988

Consumer Sales Finance Contracts:
Balance—beginning	$16,543,773	$13,069,814	$14,466,682	$11,813,566
Finance receivables originated	3,866,491	3,318,790	10,287,703	8,444,467
Collections	(1,898,264)	(1,548,679)	(3,517,767)	(2,887,849)
Refinances	(1,041,020)	(898,896)	(2,824,155)	(2,404,568)
Charge offs, gross	(248,883)	(309,127)	(487,841)	(764,799)
Rebates / other adjustments	(408,353)	(347,807)	(1,110,878)	(916,722)

Balance—end	$16,813,744	$13,284,095	$16,813,744	$13,284,095

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$31,895,347	$31,568,578	$32,259,968	$31,280,840
Finance receivables originated	4,381,912	4,862,360	7,878,167	9,114,113
Collections	(3,519,681)	(3,795,836)	(6,859,026)	(7,190,380)
Refinances	—	—	—	—
Charge offs, gross	(310,416)	(344,529)	(615,100)	(631,539)
Rebates / other adjustments	(226,280)	(447,836)	(443,127)	(730,297)

Balance—end	$32,220,882	$31,842,737	$32,220,882	$31,842,737

Total Active Accounts:
Balance—beginning	$89,916,469	$90,643,452	$87,445,941	$89,166,075
Loans originated	22,682,931	23,509,599	52,541,480	53,637,786
Collections	(18,558,992)	(19,646,497)	(35,663,121)	(37,544,442)
Refinances	(4,304,526)	(4,695,194)	(10,727,227)	(11,481,109)
Charge offs, gross	(1,419,242)	(1,563,858)	(3,356,553)	(3,322,844)
Rebates / other adjustments	(1,381,000)	(1,700,682)	(3,304,880)	(3,908,646)

Balance—end	$86,935,640	$86,546,820	$86,935,640	$86,546,820

Total Bankrupt Accounts:
Balance—beginning	$6,367,294	$5,823,878	$6,115,375	$5,618,931
Charge offs, gross	(119,370)	(149,467)	(298,710)	(317,032)
Adjustments	263,733	176,962	694,992	549,474

Balance—end	$6,511,657	$5,851,373	$6,511,657	$5,851,373

Total Gross Outstanding Receivables	$93,447,297	$92,398,193	$93,447,297	$92,398,193

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2008	2007
Finance Receivables Originated:
Direct consumer	$34,375,610	$36,079,206
Consumer sales finance	10,287,704	8,444,467
Motor vehicle installment sales	7,878,166	9,114,113

Total gross finance receivables originated	52,541,480	53,637,786
Non-cash items included in gross finance receivables*	(14,185,060)	(15,541,200)

Finance receivables originated—cash flows	$38,356,420	$38,096,586

Finance Receivables Repaid:
Collections
Direct consumer	$25,286,328	$27,466,213
Consumer sales finance	3,517,767	2,887,849
Motor vehicle installment sales	6,859,026	7,190,380

Finance receivables repaid—cash flows	$35,663,121	$37,544,442

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 21. Recoveries represent receipts from non-file insurance claims and cash recoveries.

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2008	2007	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$53,968,894	$53,091,307	$54,141,898	$53,880,912
Charge offs—direct consumer	$859,943	$910,202	$2,253,612	$1,926,506
Charge offs—consumer sales finance	248,883	309,127	487,841	764,799
Charge offs—bankruptcy	119,370	149,467	298,710	317,032

Total gross charge offs	1,228,196	1,368,796	3,040,163	3,008,337
Recoveries (all direct consumer)	(527,500)	(667,016)	(1,173,724)	(1,425,862)

Charge offs, net	$700,696	$701,780	$1,866,439	$1,582,475
Percent of net charge offs to average receivables	1.3%	1.3%	3.4%	2.9%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$26,166,894	$25,625,482	$26,050,298	$25,552,729
Charge offs, gross	$310,416	$344,529	$615,100	$631,539
Recoveries	—	—	—	—

Charge offs, net	$310,416	$344,529	$615,100	$631,539
Percent of net charge offs to average receivables	1.2%	1.3%	2.4%	2.5%

Total Receivables:
Average outstanding finance receivables	$80,135,788	$78,716,789	$80,192,196	$79,433,641
Charge offs, gross	$1,538,612	$1,713,325	$3,655,263	$3,639,876
Recoveries (all direct consumer)	(527,500)	(667,016)	(1,173,724)	(1,425,862)

Charge offs, net	$1,011,112	$1,046,309	$2,481,539	$2,214,014
Percent of net charge offs to average receivables	1.3%	1.3%	3.1%	2.8%

As of March 25, 2008 and September 25, 2007, our allowance for credit losses was $6.5 million, as restated, and $3.7 million, respectively. This increase was attributable to additional provisions for credit losses during the three and six months ended March 25, 2008 in order maintain the allowance for credit losses at a level adequate to provide for probable losses inherent in our finance receivable portfolio.

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

Results of Operations

Comparison of Six Months Ended March 25, 2008 and 2007

Net Revenues, as restated

Net revenues were $11.1 million, as restated, and $14.9 million for the six months ended March 25, 2008 and 2007, respectively. Increases in interest expense and the provision for credit losses as well as decreases in commissions earned on the sale of insurance products and other ancillary products to customers resulted in the $3.8 million decrease in net revenues.

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

Provision for Credit Losses, as restated

Provision for credit losses was $5.3 million, as restated, and $2.1 million for six months ended March 25, 2008 and 2007, respectively. Finance receivables charged off were approximately the same as the previous year, while recoveries of charge offs decreased by approximately $0.3 million. Additional provisions for credit losses of $2.9 million, as restated, were to increase the allowance for credit losses to a level sufficient to account for probable losses inherent in the finance receivable portfolio.

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

Income tax expense

Income tax expense was $0.0 million and $0.3 million for the six months ended March 25, 2008 and 2007, respectively. For the six months ended March 25, 2008, we increased the valuation allowance for our deferred income tax asset by $0.9 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

Comparison of Three Months Ended March 25, 2008 and 2007

Net Revenues, as restated

Net revenues were $4.6 million, as restated, and $7.1 million for the three months ended March 25, 2008 and 2007, respectively. An increase in interest expense and the provision for credit losses, along with a decrease in commissions earned on insurance products was the primary factors in the decrease in net revenues.

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

Provision for Credit Losses, as restated

Provision for credit losses was $3.2 million, as restated, and $0.9 million for the three months ended March 25, 2008 and 2007, respectively. Finance receivables charged off and recoveries of charged off loans were approximately the same in each of these periods. Additional provisions for credit losses of $2.3 million, as restated, were to increase the allowance for credit losses to a level sufficient to account for probable losses inherent in the finance receivable portfolio.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were $2.8 million and $3.0 million for the three months ended March 25, 2008 and 2007, respectively, a decreased approximately $0.2 million. Although the volume of finance receivables originated decreased during this three-month period compared to last year, we originated a greater volume of sales finance contracts and a lower volume of direct consumer loans. Sales finance contracts generally carry fewer insurance products than direct consumer loans resulting in lower commissions earned. Other income and delinquency fees were down slightly in the second quarter of this fiscal year compared to the same period last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.6 million for each of the three month periods ended March 25, 2008 and 2007. Sales in the automotive segment for the three-month period in 2008 were down from the same period last year by $0.3 million while margins decrease $0.1 million. Sales and margins in the consumer segment were up $0.1 million in the three months this year over last year.

Operating Expenses

Operating expenses were $7.0 million and $7.1 million for three months ended March 25, 2008 and 2007, respectively. Personnel expenses were approximately $0.1 million higher during the second quarter of fiscal year 2008 as compared to 2007. Other operating expenses were down approximately $0.2 million (12%) due to a decreased level of spending for advertising, postage, and other solicitation costs. Decreases in automotive, lodging and meals expense were a result of a decrease in the number as personnel required to travel.

Income tax expense (benefit), as restated

Income tax expense (benefit) was $(0.2) million, as restated, and $0.3 million for the three months ended March 25, 2008 and 2007, respectively. For the three months ended March 25, 2008, we increased the valuation allowance for our deferred income tax asset by $0.6 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

Cash and cash equivalents increased to $17.7 million at March 25, 2008 from $16.7 million at March 25, 2007. Cash and cash equivalents decreased $0.1 million during the six months ended March 25, 2008. During the first half of fiscal 2008, the primary sources of cash were net cash provided by operating activities of $4.0 million. Net cash used in financing activities was $1.1 million. Although we issued $7.6 million in debentures, we redeemed $6.8 million of debentures and had a net decrease in demand notes of $1.8 million. Cash and cash equivalents increased $3.8 million during the six months ended March 25, 2007 primarily as a result of net cash being provided by operating activities. Net cash used in investing activities was $0.8 million as a result of loan originated exceeding loans repaid by $0.6 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $1.4 million, however demand note redemptions exceeded sales of demand notes by $1.6 million and other components of debt were reduced by $0.6 million resulting in a $0.7 million increase in net cash used in financing activities.

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 25, 2008. In this original evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 25, 2008.

In connection with the amendment to our financial statements described in the introductory Explanatory Note and items 1 and 2 of this Amendment No. 1, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 25, 2008. In connection therewith, we identified a material weakness in internal control over financial reporting. We have determined the Company did not maintain effective controls over the process utilized to evaluate the collectibility of delinquent finance receivables. We believe this control deficiency resulted in a misstatement of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax benefit and net loss. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of March 25, 2008.

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

THE MONEY TREE INC.

December 17, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

December 17, 2008	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)