Form 10-Q/A
period 2008-06-25
Money Tree, Inc.
filed 2008-12-22
CIK 1309126

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

THE MONEY TREE INC.

FORM 10-Q/A

June 25, 2008

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of June 25, 2008, and for the three and nine months ended June 25, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2008, for errors in previously reported amounts related to net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense (benefit) and net loss. The table below shows the amount originally reported, the amount of the adjustment, and the restated amount.

	As reported	Adjustment	As restated
As of June 25, 2008
Finance receivables, net	$76,416,173	$(4,800,000)	$71,616,173
Deferred income taxes	1,363,000	(153,000)	1,210,000
Accumulated deficit	(2,766,021)	(4,953,000)	(7,719,021)
For the three months ended June 25, 2008
Provision for credit losses	1,612,759	2,000,000	3,612,759
Income tax expense (benefit)	(53,213)	153,000	99,787
Net income (loss)	(155,133)	(2,153,000)	(2,308,133)
For the nine months ended June 25, 2008
Provision for credit losses	4,083,057	4,800,000	8,883,057
Income tax expense (benefit)	(56,306)	153,000	96,694
Net income (loss)	(158,674)	(4,953,000)	(5,111,674)

Additionally, as a result of these matters, we are amending our evaluation of disclosure controls and procedures in Item 4.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 11, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

Item 1. Financial Statements, as restated

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	(Restated) June 25, 2008	September 25, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$17,045,122	$17,854,277
Finance receivables, net	71,616,173	75,837,823
Other receivables	787,891	863,356
Inventory	3,032,942	3,056,775
Property and equipment, net	4,262,833	4,219,885
Deferred income taxes	1,210,000	1,210,000
Goodwill	991,243	991,243
Other assets	2,205,942	1,750,142

Total assets	$101,152,146	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,067,610	$4,020,056
Accrued interest payable	15,067,599	14,329,092
Senior debt	516,294	511,663
Variable rate subordinated debentures	84,015,245	81,861,016
Demand notes	4,526,772	5,991,374

Total liabilities	107,193,520	106,713,201

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(7,719,021)	(2,607,347)

Total shareholders’ deficit	(6,041,374)	(929,700)

Total liabilities and shareholders’ deficit	$101,152,146	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	(Restated) 2008	2007	(Restated) 2008	2007
	(Unaudited)		(Unaudited)
Interest and fee income	$5,135,931	$4,769,415	$14,973,286	$14,655,300
Interest expense	(2,092,048)	(2,051,227)	(6,203,940)	(5,938,223)

Net interest and fee income before provision for credit losses	3,043,883	2,718,188	8,769,346	8,717,077
Provision for credit losses	(3,612,759)	(951,326)	(8,883,057)	(3,033,926)

Net interest and fee income (loss) after provision for credit losses	(568,876)	1,766,862	(113,711)	5,683,151
Insurance commissions	2,571,342	2,305,855	7,521,820	7,590,896
Commissions from motor club memberships from company owned by related parties	478,089	517,819	1,387,239	1,457,299
Delinquency fees	435,629	407,943	1,332,646	1,317,234
Income tax service agreement income from company owned by related parties	—	—	—	3,310
Other income	193,057	168,270	504,316	540,052

Net revenue before retail sales	3,109,241	5,166,749	10,632,310	16,591,942

Retail sales	3,797,343	4,803,910	13,338,841	14,516,104
Cost of sales	(2,373,640)	(3,159,108)	(8,346,397)	(9,379,919)

Gross margin on retail sales	1,423,703	1,644,802	4,992,444	5,136,185

Net revenues	4,532,944	6,811,551	15,624,754	21,728,127

Operating expenses
Personnel expense	(3,771,450)	(3,734,876)	(11,739,592)	(11,576,730)
Facilities expense	(925,996)	(922,392)	(2,831,891)	(2,800,422)
General and administrative expenses	(866,699)	(793,827)	(2,428,026)	(2,327,552)
Other operating expenses	(1,172,421)	(1,095,190)	(3,617,409)	(3,808,083)

Total operating expenses	(6,736,566)	(6,546,285)	(20,616,918)	(20,512,787)

Net operating income (loss)	(2,203,622)	265,266	(4,992,164)	1,215,340
(Loss) gain on sale of property and equipment	(4,724)	18,321	(22,816)	(3,505)

Income (loss) before income tax expense	(2,208,346)	283,587	(5,014,980)	1,211,835
Income tax expense	(99,787)	(150,135)	(96,694)	(416,606)

Net income (loss)	$(2,308,133)	$133,452	$(5,111,674)	$795,229

Net income (loss) per common share, basic and diluted	$(78.12)	$4.52	$(173.01)	$26.91

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	(Restated) 2008	2007
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(5,111,674)	$795,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	8,883,057	3,033,926
Depreciation	579,688	601,164
Amortization	4,286	4,286
Loss on sale of property and equipment	22,816	3,505
Change in assets and liabilities
Other receivables	75,465	164,664
Inventory	23,833	(447,867)
Other assets	(460,086)	379,216
Accounts payable and other accrued liabilities	(952,446)	305,633
Accrued interest payable	738,507	2,135,327

Net cash provided by operating activities	3,803,446	6,975,083

Cash flows from investing activities
Finance receivables originated	(56,876,301)	(57,522,104)
Finance receivables repaid	52,214,894	55,184,637
Purchase of property and equipment	(695,000)	(938,947)
Proceeds from sale of property and equipment	49,548	568,232

Net cash used in investing activities	(5,306,859)	(2,708,182)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	4,631	(59,058)
Demand notes	(1,464,602)	(1,627,487)
Repayments on senior subordinated debt	—	(450,000)
Repayments on junior subordinated debt to related parties	—	(310,000)
Proceeds-variable rate subordinated debentures	12,634,066	10,808,261
Payments-variable rate subordinated debentures	(10,479,837)	(7,689,831)

Net cash provided by financing activities	694,258	671,885

Net change in cash and cash equivalents	(809,155)	4,938,786
Cash and cash equivalents, beginning of period	17,854,277	12,919,524

Cash and cash equivalents, end of period	$17,045,122	$17,858,310

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2008	2007
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,375,203	$3,654,918

Income taxes	$239,447	$44,314

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

Restated Results of Operations and Financial Condition

The Company is restating its previously reported financial information for the three and nine months ended June, 25, 2008 to correct errors in the consolidated financial statements related to the determination of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense (benefit), and net loss. In addition, the following Notes to the Consolidated Financial Statements have been restated: 4, 8, and 12. These restated consolidated financial statements supercede the Company’s previously issued consolidated financial statements reported in the Company’s initial Form 10-Q filed with the SEC on August 11, 2008. These changes are summarized below:

	As reported	Adjustment	As restated
As of June 25, 2008
Finance receivables, net	$76,416,173	$(4,800,000)	$71,616,173
Deferred income taxes	1,363,000	(153,000)	1,210,000
Accumulated deficit	(2,766,021)	(4,953,000)	(7,719,021)
For the three months ended June 25, 2008
Provision for credit losses	1,612,759	2,000,000	3,612,759
Income tax expense (benefit)	(53,213)	153,000	99,787
Net income (loss)	(155,133)	(2,153,000)	(2,308,133)
For the nine months ended June 25, 2008
Provision for credit losses	4,083,057	4,800,000	8,883,057
Income tax expense (benefit)	(56,306)	153,000	96,694
Net income (loss)	(158,674)	(4,953,000)	(5,111,674)

In the Company’s review of its loan charge-off process in conjunction with the initial Sarbanes-Oxley testing of controls and the completion of its implementation of a new accounting system for loans, the Company’s management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans resulting in an abnormal amount of net charge-offs in the fourth quarter of 2008 of approximately $4.8 million. However, management has concluded that the loans charged-off in the fourth quarter of 2008 would have been charged-off in one of the first three quarters of fiscal 2008 if management had applied the same detailed analysis at each of these quarter ends that was applied in the fourth quarter. The effect of this determination on the three and nine months ended June 25, 2008 is to increase the provision for credit losses by $2.0 million and $4.8 million, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION, AS RESTATED (CONTINUED)

As a result of the additional losses resulting from the increase in the provision for credit losses, management has re-evaluated the realizability of its deferred tax assets and determined that the related valuation allowance should be increased, resulting in a $0.2 million change in the net deferred income tax asset as of June 25, 2008.

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

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED

Finance receivables consisted of the following:

	(Restated) June 25, 2008	September 25, 2007
	(Unaudited)
Finance receivables, direct consumer	$44,506,395	$46,834,666
Finance receivables, consumer sales finance	17,428,465	14,466,682
Finance receivables, auto sales finance	31,302,262	32,259,968

Total gross finance receivables	93,237,122	93,561,316
Unearned insurance commissions	(2,532,207)	(2,815,646)
Unearned finance charges	(11,253,631)	(12,122,154)
Accrued interest receivable	1,274,883	924,986

Finance receivables, before allowance for credit losses	80,726,167	79,548,502
Allowance for credit losses	(9,109,994)	(3,710,679)

Finance receivables, net	$71,616,173	$75,837,823

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	(Restated) As of and for the nine months ended June 25, 2008	As of and for the year ended September 25, 2007	As of and for the nine months ended June 25, 2007
	(Unaudited)		(Unaudited)
Beginning balance	$3,710,679	$3,139,359	$3,139,359
Provisions for credit losses	8,883,057	4,982,494	3,033,926
Charge-offs	(3,640,852)	(4,583,650)	(3,261,662)
Recoveries	129,025	181,218	135,927
Other	28,085	(8,742)	(21,832)

Ending balance	$9,109,994	$3,710,679	$3,025,718

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Used automobiles	$1,939,359	$2,170,617
Home furnishings and electronics	1,093,583	886,158

Total inventory	$3,032,942	$3,056,775

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2008	September 25, 2007
	(Unaudited)
Accounts payable	$65,129	$272,558
Insurance payable, loan related	695,862	698,719
Accrued payroll	515,637	521,063
Accrued payroll taxes	38,920	39,402
Money orders	388,698	987,264
Sales tax payable	1,250,475	1,314,176
Other liabilities	112,889	186,874

Total accounts payable and other accrued liabilities	$3,067,610	$4,020,056

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES, AS RESTATED

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis. For the three and nine months ended June 25, 2008, we increased the valuation allowance for our deferred income tax asset by $0.9 million and $1.8 million, respectively, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Nine months ended June 25, 2008	(Restated) Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	(Restated) Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$10,162	$470	$10,632

Gross margin on retail sales	2,621	2,371	4,992

Segment operating expenses	(17,759)	(2,857)	(20,616)

Segment operating loss	$(4,976)	$(16)	$(4,992)

(Restated) June 25, 2008	(Restated)		(Restated)
In Thousands
Assets
Total segment assets	$56,792	$27,457	$84,249

RECONCILIATION:			(Restated) June 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$84,249

Cash and cash equivalents at corporate level			11,369
Other receivables at corporate level			788
Property and equipment, net at corporate level			1,330
Deferred income taxes at corporate level			1,210
Other assets at corporate level			2,206

Consolidated Assets			$101,152

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Nine months ended June 25, 2007	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$16,196	$396	$16,592

Gross margin on retail sales	2,183	2,953	5,136

Segment operating expenses	(17,533)	(2,980)	(20,513)

Segment operating income	$846	$369	$1,215

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:			June 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$91,745

Cash and cash equivalents at corporate level			9,144
Other receivables at corporate level			850
Property and equipment, net at corporate level			1,320
Deferred income taxes at corporate level			645
Other assets at corporate level			1,691

Consolidated Assets			$105,395

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended June 25, 2008	(Restated) Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	(Restated) Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$2,960	$149	$3,109

Gross margin on retail sales	762	662	1,424

Segment operating expenses	(5,816)	(921)	(6,737)

Segment operating loss	$(2,094)	$(110)	$(2,204)

(Restated) June 25, 2008	(Restated)		(Restated)
In Thousands
Assets
Total segment assets	$56,792	$27,457	$84,249

RECONCILIATION:			(Restated) June 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$84,249

Cash and cash equivalents at corporate level			11,369
Other receivables at corporate level			788
Property and equipment, net at corporate level			1,330
Deferred income taxes at corporate level			1,210
Other assets at corporate level			2,206

Consolidated Assets			$101,152

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended June 25, 2007	Consumer Finance & Sales Segment	Automotive Finance & Sales Segment	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,999	$168	$5,167

Gross margin on retail sales	654	991	1,645

Segment operating expenses	(5,562)	(985)	(6,547)

Segment operating income	$91	$174	$265

June 25, 2007
In Thousands
Assets
Total segment assets	$63,679	$28,066	$91,745

RECONCILIATION:			June 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$91,745

Cash and cash equivalents at corporate level			9,144
Other receivables at corporate level			850
Property and equipment, net at corporate level			1,320
Deferred income taxes at corporate level			645
Other assets at corporate level			1,691

Consolidated Assets			$105,395

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2008	2007	2008	2007
Direct Consumer Loans:
Balance—beginning	$37,901,014	$41,419,988	$40,719,291	$46,071,669
Finance receivables originated	16,746,351	18,537,790	51,121,961	54,616,995
Collections	(11,360,543)	(12,400,180)	(36,646,872)	(39,866,393)
Refinances	(3,693,088)	(4,499,751)	(11,596,159)	(13,576,292)
Charge offs, gross	(1,047,878)	(994,608)	(3,301,490)	(2,921,114)
Rebates / other adjustments	(908,667)	(1,030,956)	(2,659,542)	(3,292,582)

Balance—end	$37,637,189	$41,032,283	$37,637,189	$41,032,283

Consumer Sales Finance Contracts:
Balance—beginning	$16,813,744	$13,284,095	$14,466,682	$11,813,566
Finance receivables originated	4,501,043	3,914,906	14,788,746	12,359,374
Collections	(1,910,717)	(1,601,269)	(5,428,484)	(4,489,118)
Refinances	(1,315,169)	(1,161,724)	(4,139,324)	(3,566,292)
Charge offs, gross	(96,113)	(198,750)	(583,953)	(963,549)
Rebates / other adjustments	(564,323)	(543,133)	(1,675,202)	(1,459,856)

Balance—end	$17,428,465	$13,694,125	$17,428,465	$13,694,125

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$32,220,882	$31,842,737	$32,259,968	$31,280,840
Finance receivables originated	2,966,504	4,702,517	10,844,670	13,816,630
Collections	(3,280,512)	(3,638,746)	(10,139,538)	(10,829,126)
Charge offs, gross	(342,099)	(290,494)	(957,198)	(922,033)
Rebates / other adjustments	(262,513)	(268,845)	(705,640)	(999,142)

Balance—end	$31,302,262	$32,347,169	$31,302,262	$32,347,169

Total Active Accounts:
Balance—beginning	$86,935,640	$86,546,820	$87,445,941	$89,166,075
Loans originated	24,213,898	27,155,213	76,755,377	80,792,999
Collections	(16,551,772)	(17,640,195)	(52,214,894)	(55,184,637)
Refinances	(5,008,257)	(5,661,475)	(15,735,483)	(17,142,584)
Charge offs, gross	(1,486,090)	(1,483,852)	(4,842,641)	(4,806,696)
Rebates / other adjustments	(1,735,503)	(1,842,934)	(5,040,384)	(5,751,580)

Balance—end	$86,367,916	$87,073,577	$86,367,916	$87,073,577

Total Bankrupt Accounts:
Balance—beginning	$6,511,657	$5,851,373	$6,115,375	$5,618,931
Charge offs, gross	(129,669)	(128,695)	(428,379)	(445,727)
Adjustments	487,218	399,126	1,182,210	948,600

Balance—end	$6,869,206	$6,121,804	$6,869,206	$6,121,804

Total Gross Outstanding Receivables	$93,237,122	$93,195,381	$93,237,122	$93,195,381

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2008	2007
Finance Receivables Originated:
Direct consumer	$51,121,961	$54,616,995
Consumer sales finance	14,788,746	12,359,374
Motor vehicle installment sales	10,844,670	13,816,630

Total gross finance receivables originated	76,755,377	80,792,999
Non-cash items included in gross finance receivables*	(19,879,076)	(23,270,895)

Finance receivables originated—cash flows	$56,876,301	$57,522,104

Finance Receivables Repaid:
Collections
Direct consumer	$36,646,872	$39,866,393
Consumer sales finance	5,428,484	4,489,118
Motor vehicle installment sales	10,139,538	10,829,126

Finance receivables repaid—cash flows	$52,214,894	$55,184,637

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

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2008	2007	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$54,788,725	$52,732,978	$54,357,507	$53,498,268
Charge offs—direct consumer	$1,047,878	$994,608	$3,301,490	$2,921,114
Charge offs—consumer sales finance	96,113	198,750	583,953	963,549
Charge offs—bankruptcy	129,669	128,695	428,379	445,727

Total gross charge offs	1,273,660	1,322,053	4,313,822	4,330,390
Recoveries (all direct consumer)	(585,469)	(700,826)	(1,759,193)	(2,126,688)

Charge offs, net	$688,191	$621,227	$2,554,629	$2,203,702
Percent of net charge offs to average receivables	1.3%	1.2%	4.7%	4.1%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,802,747	$25,898,154	$25,967,781	$25,667,871
Charge offs, gross	$342,099	$290,494	$957,198	$922,033
Recoveries	—	—	—	—

Charge offs, net	$342,099	$290,494	$957,198	$922,033
Percent of net charge offs to average receivables	1.3%	1.1%	3.7%	3.6%

Total Receivables:
Average outstanding finance receivables	$80,591,472	$78,631,132	$80,325,288	$79,166,139
Charge offs, gross	$1,615,759	$1,612,547	$5,271,020	$5,252,423
Recoveries (all direct consumer)	(585,469)	(700,826)	(1,759,193)	(2,126,688)

Charge offs, net	$1,030,290	$911,721	$3,511,827	$3,125,735
Percent of net charge offs to average receivables	1.3%	1.2%	4.4%	3.9%

As of June 25, 2008 and September 25, 2007, our allowance for credit losses was $9.1 million, as restated, and $3.7 million, respectively. This increase was attributable to additional provisions for credit losses during the three and nine months ended June 25, 2008 in order maintain the allowance for credit losses at a level adequate to provide for probable losses inherent in our finance receivable portfolio.

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

Results of Operations

Comparison of Nine Months Ended June 25, 2008 and 2007

Net Revenues, as restated

Net revenues were $15.6 million, as restated, and $21.7 million for the nine months ended June 25, 2008 and 2007, respectively. Increases in interest expense and the provision for credit losses resulted in the $6.1 million decrease in net revenues.

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

Provision for Credit Losses, as restated

Provision for credit losses was $8.9 million, as restated, and $3.0 million for nine months ended June 25, 2008 and 2007, respectively. Net finance receivables charged off increased by approximately $0.4 million in the nine months of 2008 as compared to the same period last year. This, coupled with the current economic conditions, and the rise in the cost of fuel and other goods and services are having a negative effect on our customers’ disposable income. In light of these factors, management reviewed an analysis of the allowance for credit losses and determined that additional provisions were necessary to adjust the amount of the allowance to a level adequate to cover probable future losses in the finance receivable portfolio, resulting in additional provisions for credit losses of approximately $5.5 million.

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

Income tax expense, as restated

Income tax expense was $0.1 million, as restated, and $0.4 million for the nine months ended June 25, 2008 and 2007, respectively. For the nine months ended June 25, 2008, we increased the valuation allowance for our deferred income tax asset by $1.8 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

Comparison of Three Months Ended June 25, 2008 and 2007

Net Revenues, as restated

Net revenues were $4.5 million, as restated, and $6.8 million for the three months ended June 25, 2008 and 2007, respectively. An increase to the allowance for credit losses and the associated provisions for credit losses was the primary factor in the decrease in net revenues.

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

Provision for Credit Losses, as restated

Provision for credit losses was $3.6 million, as restated, and $1.0 million for three months ended June 25, 2008 and 2007, respectively. Net finance receivables charged off increased by approximately $0.1 million in the third quarter of 2008 as compared to the same period last year. This, coupled with the current economic conditions, and the rise in the cost of fuel and other goods and services are having a negative effect on our customers’ disposable income. In light of these factors, management reviewed an analysis of the allowance for credit losses and determined that additional provisions were necessary to adjust the amount of the allowance to a level adequate to cover probable future losses in the finance receivable portfolio resulting in additional provisions of approximately $2.5 million.

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

Income tax expense, as restated

Income tax expense was $0.1 million, as restated, and $0.2 million for the three months ended June 25, 2008 and 2007, respectively. For the three months ended June 25, 2008, we increased the valuation allowance for our deferred income tax asset by $0.9 million, as restated, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

Cash and cash equivalents decreased to $17.0 million at June 25, 2008 from $17.9 million at June 25, 2007. Cash and cash equivalents decreased $0.8 million during the nine months ended June 25, 2008. During this period, the primary sources of cash were net cash provided by operating activities of $3.8 million as well as net cash provided by financing activities of $0.7 million. Although we redeemed $10.5 million of debentures and had a net decrease in demand notes of $1.5 million, we issued $12.6 million in debentures. Net cash used in investing activities was $5.3 million primarily as a result of finance receivables originated exceeding finance receivables repaid by $4.7 million. During the nine months ended June 25, 2007, cash and cash equivalents increased $4.9 million primarily as a result of net cash being provided by operating activities. Net cash used in investing activities was $2.7 million as a result of finance receivables originated exceeding finance receivables repaid by $2.0 million. Proceeds from the sale of debentures exceeded redemptions of debentures by $3.1million, however demand note redemptions exceeded sales of demand notes by $1.6 million and other components of debt were reduced by $0.8 million resulting in a $0.7 million increase in net cash provided by financing activities.

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 25, 2008. In this original evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 25, 2008.

In connection with the amendment to our financial statements described in the introductory Explanatory Note and items 1 and 2 of this Amendment No. 1, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 25, 2008. In connection therewith, we identified a material weakness in internal control over financial reporting. We have determined the Company did not maintain effective controls over the process utilized to evaluate the collectibility of delinquent finance receivables. We believe this control deficiency resulted in a misstatement of net finance receivables, deferred income taxes, accumulated deficit, provision for credit losses, income tax expense (benefit) and net loss. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of June 25, 2008.

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

THE MONEY TREE INC.

December 22, 2008	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

December 22, 2008	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)