Form 10-K
period 2008-09-25
Money Tree, Inc.
filed 2009-02-03
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2008
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2008, direct consumer loans comprised 42.3%, motor vehicle installment sales contracts comprised 37.3%, and consumer sales finance contracts comprised 20.4% of the gross amount of our outstanding loans and contracts, excluding amounts in bankruptcy.

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

Below is a chart detailing the relationships of our subsidiaries:

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

In the fiscal year ended September 25, 2008, approximately 34.4% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 22.5% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2007, approximately 35.3% of the total number of loans and 24.9% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

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

Motor Club Memberships. We offer motor club membership from Interstate Motor Club, Inc. to all customers possessing a valid driver’s license. Reimbursement benefits to membership include: bail bond; emergency road service; wrecker service; emergency ambulance expense; lock and key service; emergency travel expense; and legal fees. We receive a commission on sales of motor club memberships. Interstate Motor Club, Inc. is owned by our President, a Director, and a Director’s two siblings. See “Certain Relationships and Related Transactions.”

Prepaid Telephone and Cellular Phone Service. We offer prepaid telephone and cellular services to all of our customers. We receive a commission for each customer who signs up for the service as well as a commission for each monthly payment collected and cellular time purchased. These telephone services are provided through Budget Phone, Inc. and Southern LINC Wireless, both unaffiliated entities.

Bank Draft. We offer bank draft services to all of our customers whereby amounts owed to us are automatically debited from the customer’s bank account and paid to us on a regular periodic basis. This results in ease of payment for the customer and, we believe, reduced collections costs and added predictability of cash flow.

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2008, we earned $9.6 million in commissions from the sale of insurance products.

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

Provision for Credit Losses

Provision for credit losses (sometimes otherwise known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of two ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged-off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. In addition to these general means of designating an account to be charged-off, branch managers may encounter other situations when charge-off is appropriate. We require that a supervisor visit each branch to review all of their accounts that are potential charge-off accounts on a monthly basis. Then each supervisor meets with the operations manager for a final review. Prior to these visits, the branch manager is responsible for ensuring that all phases of the collection process have been followed. A comprehensive charge-off checklist has been developed to help the branch manager verify that all collection activity and procedures have been followed in order to have that account charged-off. Senior management reviews the charge-off checklist to determine whether an account should be charged-off or whether the branch manager should undertake further collection measures for the particular account. Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-file insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording. Should we ever discontinue our practice of purchasing non-file insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required. For consumer sales finance and motor vehicle installment sales contracts, we are granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold (typically within 30 days) according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follow for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off. For fiscal years ended September 25, 2008 and 2007, our charge-offs net of recoveries were $8.6 million and $4.4 million, respectively.

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes otherwise known as a bad debt reserve) is determined by several factors. Historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2008 and 2007, the charge offs, net of recoveries were $8.6 million and $4.4 million, respectively. These amounts represent 10.8% and 5.6% of the respective year’s net average outstanding receivables. Management has found that this methodology has provided an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. At September 25, 2008, in the consumer segment, we have established an allowance of 14.0% of the net outstanding finance receivables. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place, which included active and on-going legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans which resulted in an abnormal amount of charge-offs in the fiscal year 2008. Net consumer segment charge offs in fiscal year 2008 were 13.4% of the net outstanding finance receivables. In the automotive segment, a 6.0% allowance was established based on net charge offs to average outstanding receivables of 5.3%. Based on both the abnormal 2008 charge-offs and the extreme adverse economic data published in the fourth quarter of fiscal year 2008, management believes it appropriate to revise its methodology in determining the adequacy of its allowance and to rely much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. The revision in methodology in evaluating the sufficiency of the allowance resulted in an increase to the allowance in addition to the provision resulting from restoring the allowance after charge-offs were made. Based on this, management has increased the allowance to exceed the 2008 net charge off rate by 0.6% in the consumer segment and 0.7% in the automotive segment to the aforementioned benchmark percentages. The balance of the allowance for credit losses at September 25, 2008 and 2007 was $8.9 million and $3.7 million, respectively.

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

We also make a comparatively small number of direct consumer loans for amounts greater than $3,000 and for a longer period than 36 months and 15 days. These loans are not subject to GILA restrictions, but are made at an open, negotiated rate which, along with other terms of the loan, is subject only to the general Georgia usury laws.

In connection with the sale and financing of motor vehicles, we are generally subject to the Georgia Motor Vehicle Sales Financing Act. MVSFA requires, among other things, that certain content and notices be present in contracts and regulates the specific manner of execution and delivery of contracts. MVSFA also regulates related insurance purchased, the amount of certain finance charges, the treatments of the prepayment and recovery of deficiencies in repossession cases.

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

We also make a small number of consumer loans for amounts greater than $2,000 in Alabama. Such loans are not subject to the Mini-Code, but are made at an open, negotiated rate which, along with other terms of the loan, is subject only to the general Alabama usury laws.

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

Employees

As of September 25, 2008, we had 407 full-time employees and five part-time employees. We do not have employment agreements with any of our employees.

Item 1A.	Risk Factors:

Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this report. If any of the following risks actually occur, our business, financial condition or operating results and our ability to repay the Debentures and Demand Notes could be materially adversely affected.

We are not currently offering any Debentures and Demand Notes and, to the extent we do not register additional Debentures and Demand Notes or similar debt instruments for sale to investors or otherwise raise capital in the future, our liquidity and capital needs will be severely and negatively affected.

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered Debentures and Demand Notes to investors as a significant source of our required capital. We rely on the sale of Debentures and Demand Notes to fund redemption obligations, make interest payments and to fund other company working capital. Currently, we do not have any Debentures or Demand Notes registered for sale to investors. In the event that we do not register additional Debentures or Demand Notes or similar debt instruments for sale to investors or otherwise raise capital in the future, our liquidity and capital needs will be severely and negatively affected.

We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.

As of September 25, 2008, we had a total of $82,209,211 of debentures and $3,658,160 of demand notes outstanding, which demand notes may be redeemed by our investors at any time. Of this amount, our subsidiary, The Money Tree of Georgia Inc., has issued $45,020,194 of debentures and $613,442 of demand notes. Additionally, we have $14,854,877 accrued interest associated with the outstanding obligations. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the Debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the potential future sale of Debentures and Demand Notes or other similar debt instruments. We are substantially reliant upon the net offering proceeds we receive from the potential future sale of Debentures and Demand Notes or other debt instruments. However, our operations and other sources of funds may not provide sufficient available cash flow to meet our redemption obligations, especially if the amount of redemptions at any given time is significantly greater than anticipated or if cash on hand is less than expected due to losses or other circumstances. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations.

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

We still maintain high cash balances which could negatively affect our profitability and future cash flows.

As of September 25, 2008, our cash and cash equivalents balance was $12.5 million, which is a $5.4 million decrease over the balance as of September 25, 2007. Our cash and cash equivalents are currently being deployed in income-generating assets which generate returns that are less than our finance receivables or other potential investments, which will likely result in reduced net interest margin spreads. A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. As the interest earned on our cash and cash equivalents will generally be less than the interest we are paying for our outstanding debentures and demand notes, our net interest margin will be negatively affected. If we continue to maintain a high cash and cash equivalent balance, the reduction in net interest margins will negatively affect our profitability and future cash flows.

We have substantial funds held at four financial institutions that exceed the insurance coverage offered by the FDIC, the loss of which would have a severe negative affect on our operations, liquidity, and ability to repay our Debenture and Demand Note obligations.

As of September 25, 2008, we had approximately $7.8 million held in money market and other accounts at four financial institutions (with approximately $5.1 million at one financial institution). Although the FDIC insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at these banks substantially exceeds the FDIC limit. If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit. Such a loss would have a severe negative affect on our operations, liquidity and ability to repay our Debenture and Demand Note obligations.

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

The collectibility of our finance receivables may be affected by general economic conditions and we may not be able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-file insurance proceeds.

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

Our board of directors consists of Bradley D. Bellville, our President, and Jefferey V. Martin. We do not have any independent directors on our board. In addition, The Vance R. Martin Family Trust owns a majority of the outstanding shares of our voting capital stock. While W. Derek Martin, our former Chairman is no longer an officer or actively involved in our operations, he serves as the sole trustee of the Trust. Therefore, the Martin family will be able to exercise significant control over our affairs, including the election of directors.

Our shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of September 25, 2008, we had a shareholders’ deficit of $(12,896,066), which means our total liabilities exceed our total assets. Bankruptcy law defines this state of a company’s liabilities exceeding its assets as balance-sheet insolvency. The existence of a shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

We are devoting resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing and auditor attestation, and this may reduce the resources we have available to focus on our core business.

For fiscal year ended September 25, 2008, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, and in order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we have evaluated our internal controls over financial reporting to allow management to report on our internal controls systems. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Beginning no earlier than the fiscal year ending September 25, 2009, our independent registered public accounting firm will attest to our internal controls systems and may not be able or willing to issue a favorable assessment of our internal controls over financial reporting.

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

As of the date of this report, we lease all 103 of our branch office locations, the three used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP owns and leases to us the real estate for thirteen of these branch office locations, one used car lot and our corporate headquarters. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. In addition, Martin Sublease, L.L.C. leases from the owners, and subleases to us, 54 of these branch office locations and two used car lots.

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

No matters were submitted to a vote of the security holders during the year ended September 25, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6.	Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2008 and 2007, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2006, 2005, and 2004, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2005 and 2004, have been derived from our audited financial statements that are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2008	2007	2006	2005	2004
Interest and fee income	$19,280	$19,481	$20,048	$18,843	$17,052
Interest expense	(8,275)	(8,026)	(7,350)	(6,355)	(5,848)

Net interest and fee income before provision for credit losses	11,005	11,455	12,698	12,488	11,204
Provision for credit losses	(13,812)	(4,983)	(4,737)	(2,768)	(2,923)

Net interest and fee income (loss) after provision for credit losses	(2,807)	6,472	7,961	9,720	8,281
Insurance commissions	9,615	10,120	11,263	10,490	6,477
Commissions from motor club memberships(1)	1,844	1,947	1,957	1,475	1,995
Delinquency fees	1,720	1,776	1,565	1,676	1,638
Income tax service income(2)	—	3	83	162	400
Other income	647	748	689	797	496

Net revenues before retail sales	11,019	21,066	23,518	24,320	19,287
Retail sales	17,164	19,002	17,972	15,061	14,360
Cost of sales	(11,131)	(12,170)	(11,611)	(9,358)	(9,401)

Gross margin on retail sales	6,033	6,832	6,361	5,703	4,959
Net revenues	17,052	27,898	29,879	30,023	24,246
Operating expenses	(28,469)	(27,604)	(29,151)	(29,205)	(24,854)

Net operating income (loss)	(11,417)	294	728	818	(608)
Other non-operating income	—	—	151	—	—
Loss on sale of property and equipment	(21)	(19)	(75)	(81)	(31)

Income (loss) before income tax expense	(11,439)	275	804	737	(639)
Income tax benefit (expense)	(528)	101	(274)	(304)	208

Net income (loss)	$(11,966)	$376	$530	$433	$(431)

Ratio of earnings to fixed charges(3)	(4)	1.03	1.10	1.10	(4)

Cash and cash equivalents	$12,541	$17,854	$12,920	$9,619	$8,373
Finance receivables(5)	76,606	79,549	79,797	77,292	65,066
Allowance for credit losses	(8,876)	(3,711)	(3,139)	(2,632)	(2,056)

Finance receivables, net	67,730	75,838	76,658	74,660	63,010
Other receivables	957	861	1,013	1,099	4,904
Inventory	3,167	3,057	2,195	2,402	2,293
Property and equipment, net	4,906	4,220	4,581	4,850	4,657
Total assets	91,800	105,784	101,487	96,005	86,091
Senior debt	695	512	669	1,186	2,062
Senior subordinated debt	—	—	600	1,000	700
Subordinated debt, related parties	—	—	370	800	800
Debentures(6)	82,209	81,861	77,910	68,905	61,582
Demand notes(6)	3,658	5,991	8,137	12,867	11,702
Shareholders’ deficit	$(12,896)	$(930)	$(1,305)	$(1,835)	$(2,268)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
(3)

The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.

(4)

Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $638,918 for the year ended September 25, 2004 and $11,438,560 for the year ended September 25, 2008.

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 8 to our audited financial statements for the year ended September 25, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2008	2007	2006
Direct Consumer Loans:
Number of Loans Made to New Borrowers	27,770	20,838	22,068
Number of Loans Made to Former Borrowers	57,862	55,117	54,794
Number of Loans Made to Existing Borrowers	85,329	110,364	98,386
Total Number of Loans Made	170,961	186,319	175,248
Total Volume of Loans Made	$66,766,194	$73,350,400	$81,634,461
Average Size of Loans Made	$391	$394	$466
Number of Loans Outstanding	66,862	76,284	73,440
Total of Loans Outstanding*	$34,859,944	$40,719,291	$46,071,669
Percent of Loans Outstanding	42.3%	46.6%	51.7%
Average Balance on Outstanding Loans	$521	$534	$627

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	763	977	964
Total Volume of Contracts Made	$14,217,234	$17,965,678	$17,425,293
Average Size of Contracts Made	$18,633	$18,389	$18,076
Number of Contracts Outstanding	2,726	2,798	2,550
Total of Contracts Outstanding*	$30,707,329	$32,259,968	$31,280,840
Percent of Total Loans and Contracts	37.3%	36.9%	35.1%
Average Balance on Outstanding Contracts	$11,265	$11,530	$12,267

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2008	2007	2006
Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	865	137	124
Number of Loans Made to Former Customers	3,161	2,684	2,250
Number of Loans Made to Existing Customers	3,211	3,120	2,432
Total Contracts Made	7,237	5,941	4,806
Total Volume of Contracts Made	$18,883,178	$16,869,906	$12,749,329
Number of Contracts Outstanding	7,532	7,067	6,310
Total of Contracts Outstanding*	$16,793,743	$14,466,682	$11,813,566
Percent of Total Loans and Contracts	20.4%	16.5%	13.2%
Average Balance of Outstanding Contracts	$2,230	$2,047	$1,872

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,794,358 for the year ended September 25, 2008; $6,115,375 for the year ended September 25, 2007; and $5,618,931 for the year ended September 25, 2006.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	September 25, 2008	September 25, 2007	September 25, 2006
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$34,859,944	$40,719,291	$46,071,669
Motor Vehicle Installment	30,707,329	32,259,968	31,280,840
Consumer Sales Finance	16,793,743	14,466,682	11,813,566
Bankrupt Accounts	6,794,358	6,115,375	5,618,931

Total Gross Outstanding	$89,155,374	$93,561,316	$94,785,006

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

	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007	Fiscal Year Ended September 25, 2006
Direct Consumer Loans:
Balance – beginning	$40,719,291	$46,071,669	$48,840,570
Loans originated	66,766,194	73,350,400	81,634,461
Collections	(47,076,723)	(52,252,511)	(57,356,295)
Refinancings	(14,791,503)	(18,154,981)	(16,545,531)
Charge offs, gross	(7,357,665)	(4,066,752)	(4,753,034)
Rebates/other adjustments	(3,399,650)	(4,228,534)	(5,748,502)

Balance – end	$34,859,944	$40,719,291	$46,071,669

Consumer Sales Finance Contracts:
Balance – beginning	$14,466,682	$11,813,566	$9,661,474
Loans originated	18,883,178	16,869,906	12,749,329
Collections	(7,267,346)	(6,058,209)	(5,003,968)
Refinancings	(5,460,970)	(4,993,560)	(3,527,789)
Charge offs, gross	(1,862,589)	(1,110,556)	(513,941)
Rebates/other adjustments	(1,965,212)	(2,054,465)	(1,551,539)

Balance – end	$16,793,743	$14,466,682	$11,813,566

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$32,259,968	$31,280,840	$29,765,603
Loans originated	14,217,234	17,965,678	17,425,293
Collections	(13,286,462)	(14,469,121)	(13,446,490)
Refinancings	—	—	—
Charge offs, gross	(1,370,165)	(1,185,753)	(1,161,114)
Rebates/other adjustments	(1,113,246)	(1,331,676)	(1,302,452)

Balance – end	$30,707,329	$32,259,968	$31,280,840

Total Active Accounts:
Balance – beginning	$87,445,941	$89,166,075	$88,267,647
Loans originated	99,866,606	108,185,984	111,809,083
Collections	(67,630,531)	(72,779,841)	(75,806,753)
Refinancings	(20,252,473)	(23,148,541)	(20,073,320)
Charge offs, gross	(10,590,419)	(6,363,061)	(6,428,089)
Rebates/other adjustments	(6,478,108)	(7,614,675)	(8,602,493)

Balance – end	$82,361,016	$87,445,941	$89,166,075

Total Bankrupt Accounts:
Balance – beginning	$6,115,375	$5,618,931	$4,921,905
Charge offs, gross	(778,169)	(790,514)	(714,068)
Adjustments	1,457,152	1,286,958	1,411,094
Balance – end	$6,794,358	$6,115,375	$5,618,931

Total Gross O/S Receivables	$89,155,374	$93,561,316	$94,785,006

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007	Fiscal Year Ended September 25, 2006
Finance Receivables Originated:
Direct consumer loans	$66,766,194	$73,350,400	$81,634,461
Consumer sales finance	18,883,178	16,869,906	12,749,329
Motor vehicle installment sales	14,217,234	17,965,678	17,425,293
Total gross loans originated	99,866,606	108,185,984	111,809,083
Gross receivables purchased	—	—	—
Non-cash items included in gross finance receivables*	(26,531,233)	(31,243,362)	(29,267,388)

Finance receivables originated – cash flows**	$73,335,373	$76,942,622	$82,541,695

Loans Repaid:
Collections
Direct consumer loans	$47,076,723	$52,252,512	$57,356,295
Consumer sales finance	7,267,346	6,058,208	5,003,969
Motor vehicle installment sales	13,286,462	14,469,121	13,446,490

Finance receivables repaid – cash flows	$67,630,531	$72,779,841	$75,806,754

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $10,078,648 for the fiscal year ended September 25, 2008; $10,545,399 for the fiscal year ended September 25, 2007; and $10,537,845 for the fiscal year ended September 25, 2006.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

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

	As of, or for, the Year Ended September 25,
	2008	2007	2006
Average net finance receivables (1)	$79,929,788	$79,247,445	$80,614,846
Average notes payable (2)	$87,985,623	$87,680,692	$87,496,046

Interest income	$14,211,519	$14,742,029	$15,864,416
Loan fee income	5,068,550	4,738,711	4,183,795

Total interest and fee income	19,280,069	19,480,740	20,048,211
Interest expense	8,275,310	8,025,969	7,349,884

Net interest and fee income before provision for credit losses	$11,004,759	$11,454,771	$12,698,327
Average interest rate earned	24.1%	24.6%	24.9%
Average interest rate paid	9.4%	9.2%	8.4%
Net interest rate spread	14.7%	15.4%	16.5%
Net interest margin (3)	13.8%	14.5%	15.8%

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

(3)	Net interest margin represents net interest and fee income before the provision for credit losses divided by average net finance receivables.

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

	Increase (Decrease) Due to
	Volume		Rate		Rate/Volume		Total net increase (decrease)
	9/25/08	9/25/07	9/25/08	9/25/07	9/25/08	9/25/07	9/25/08		9/25/07
Earning assets:
Interest and fee income on finance receivables:	$(136,473)	$(224,699)	$(55,899)	$(204,355)	$(8,299)	$(2,417)	$(200,671	)(1)	$(431,471	)(1)

Interest bearing liabilities:
Debentures & demand notes	19,996	150,543	303,295	597,906	746	11,871	324,037		760,320
Other debt	(47,906)	(85,253)	(16,611)	9,945	(10,179)	(8,927)	(74,696)		(84,235)

Total interest expense	(27,910)	65,290	303,295	607,851	(9,433)	2,944	249,341		676,085

Net interest income	$(108,563)	$(289,989)	$(342,583)	$(812,206)	$1,134	$(5,361)	$(450,012)		$(1,107,556)

(1)	Excludes approximately $136,000 of earned discounts included in interest income in 2006 as a result of finance receivables purchased at a discount in fiscal year 2004.

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2008 and 2007. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2008	2007
Return on average assets (2)	-10.9%	0.5%
Return on average shareholders’ deficit (3)	-181.6%	-50.0%
Average deficit to average assets ratio (4)	-6.0%	-0.7%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income (loss) divided by average total assets during the fiscal year.
(3)	Calculated as net income (loss) divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

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

	As of, or for, the Fiscal Year Ended September 25,
	2008	2007	2006
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$54,074,302	$53,453,781	$55,184,869

Charge offs – direct consumer	$7,357,665	$4,066,752	$4,753,034
Charge offs – consumer sales finance	$1,862,589	$1,110,556	$513,941
Charge offs – bankruptcy	$778,169	$790,514	$714,068

Total gross charge offs	$9,998,423	$5,967,822	$5,981,043
Recoveries (all direct consumer)*	$(2,739,668)	$(2,751,142)	$(2,915,407)

Charge offs, net	$7,258,755	$3,216,680	$3,065,636
Percent of net charge offs to average receivables	13.4%	6.0%	5.6%

Motor Vehicle Installment Sales Contracts:

Average net finance receivables	$25,855,486	$25,793,664	$25,429,977

Charge offs, gross	$1,370,165	$1,185,753	$1,161,114
Recoveries	—	—	—

Charge offs, net	$1,370,165	$1,185,753	$1,161,114
Percent of net charge offs to average receivables	5.3%	4.6%	4.6%

Total Receivables:

Average net finance receivables	$79,929,788	$79,247,445	$80,614,846

Charge offs, gross	$11,368,588	$7,153,575	$7,142,157
Recoveries (all direct consumer)*	$(2,739,668)	$(2,751,142)	$(2,915,407)

Charge offs, net	$8,628,920	$4,402,433	$4,226,750
Percent of net charge offs to average receivables	10.8%	5.6%	5.2%

During fiscal year 2008, gross charge offs of finance receivables in the consumer segment increased dramatically. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place, which included active and on-going legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. This resulted in an increase of approximately $4.0 million in consumer segment charge offs and an increase of approximately $0.2 million in automotive segment charge offs compared to fiscal year 2007.

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

As of September 25, 2008 and 2007, our allowance for credit losses was $8.9 million and $3.7 million, respectively. Based on both the abnormal 2008 charge-offs and the extreme adverse economic data published in the fourth quarter of fiscal year 2008, management believes it appropriate to revise its methodology in determining the adequacy of its allowance and to rely much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. The revision in methodology in evaluating the sufficiency of the allowance resulted in an increase to the allowance and an additional provision of approximately $4.6 million in addition to the provision resulting from restoring the allowance after charge-offs were made. The allowance for credit losses is 11.6% and 4.7% of the net outstanding finance receivables at September 25, 2008 and 2007, respectively.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Our gross finance receivables on non-accrual status, including bankruptcy accounts, totaled approximately $17.8 million and approximately $20.1 million for the fiscal years ended September 25, 2008 and 2007, respectively. Suspended interest as a result of these non-accrual accounts totaled $1.2 million, $1.1 million and $1.0 million for the fiscal years ended September 25, 2008, 2007 and 2006, respectively. Generally, we do not refinance delinquent accounts. However, on occasion, a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing. Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2008 and 2007:

	As of September 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$34,859,944	$16,793,743	$30,707,329	$6,794,358	$89,155,374
Loans and Contracts 60-90 days past due	$665,191	$300,922	$338,953	$242,639	$1,547,705
Percentage of Outstanding	1.91%	1.79%	1.10%	3.57%	1.74%
Loans and Contracts greater than 90 days past due	$7,486,842	$3,212,367	$285,407	$4,093,590	$15,078,206
Percentage of Outstanding	21.48%	19.13%	0.93%	60.25%	16.91%
Loans and Contracts greater than 60 days past due	$8,152,033	$3,513,289	$624,360	$4,336,229	$16,625,911
Percentage of Outstanding	23.39%	20.92%	2.03%	63.82%	18.65%

	As of September 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankrupt Accounts	Total
Gross Loans and Contracts Receivable	$40,719,291	$14,466,682	$32,259,968	$6,115,375	$93,561,316
Loans and Contracts 60-90 days past due	$867,807	$254,167	$20,849	$247,171	$1,389,994
Percentage of Outstanding	2.13%	1.76%	0.06%	4.04%	1.49%
Loans and Contracts greater than 90 days past due	$10,867,871	$3,149,552	$26,130	$3,261,191	$17,304,744
Percentage of Outstanding	26.69%	21.77%	0.08%	53.33%	18.50%
Loans and Contracts greater than 60 days past due	$11,735,678	$3,403,719	$46,979	$3,508,362	$18,694,738
Percentage of Outstanding	28.82%	23.53%	0.15%	57.37%	19.98%

Results of Operations

Comparison of Fiscal Years Ended September 25, 2008 and 2007

Net Revenues

Net revenues were $17.0 million and $27.9 million for the fiscal years ended September 25, 2008 and 2007, respectively. The decrease in net revenues was primarily as a result of the significant increase in provision for credit losses. Decreases in insurance commissions, interest and fee income and gross margin on retail sales also contributed to the $10.9 million overall decrease.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $11.0 million and $11.5 million for fiscal years ended September 25, 2008 and 2007, respectively. Total interest and fee income decreased $0.2 million while interest expense increased $0.3 million from $8.0 million in 2007 to $8.3 million in 2008.

Provision for Credit Losses

Provision for credit losses was $13.8 million and $5.0 million for fiscal years ended September 25, 2008 and 2007, respectively. Charge offs, net of recoveries, increased by $4.2 million in fiscal year 2008 over 2007. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place, which included active and on-going legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans, which resulted in an abnormal amount of charge-offs in the fiscal year 2008. Based on both the abnormal 2008 charge-offs and the extreme adverse economic data published in the fourth quarter of fiscal year 2008, management believes it appropriate to revise its methodology in determining the adequacy of its allowance and to rely much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. The revision in methodology in evaluating the sufficiency of the allowance resulted in an increase to the allowance and an additional provision for credit losses of approximately $4.6 million.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased from $12.1 million in 2007 to $11.5 million in 2008. During 2008, commissions on credit insurance products were $6.6 million and non-credit insurance products and motor club memberships were $4.9 million. Approximately 65.8% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income were in aggregate $2.3 million and $2.5 million for fiscal years ended September 25, 2008 and 2007, respectively. This decrease was primarily due to the decreases in delinquency fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $6.0 million and $6.8 million for fiscal years ended September 25, 2008 and 2007, respectively. Sales and gross margins in the consumer segment were $7.4 million and $3.3 million, respectively, an increase of $0.8 million and $0.3 million over 2007. In the automotive segment, sales were $9.5 million; down $2.6 million from 2007 sales and gross margins decreased $1.1 million from $3.6 million to $2.5 million. The decline in vehicle sales is consistent with the auto industry’s overall decrease in sales due to the poor general economic conditions and decline in consumer spending.

Operating Expenses

Operating expenses were $28.5 million and $27.6 million for fiscal years ended September 25, 2008 and 2007, respectively. Personnel expenses increased $0.2 million in 2008 over 2007 due to increases in bonuses and other incentives. Other operating expenses increased $0.5 million or 9%. Although we have continued to refine our process for customer solicitation that resulted in savings in postage and other costs, we recorded an impairment charge to goodwill of $1.0 million in fiscal year 2008. We also curtailed the advertising for our securities offerings. Travel and related cost were also down from prior year levels due to a decreased number of personnel required to travel. General and administrative expenses increased approximately $0.1 million or 4% as a result of the cost associated with the implementation of a new computer system for our branch operations.

Income Taxes Expense (Benefit)

Income tax expense (benefit) was $0.5 million and $(0.1) million for the fiscal years ended September 25, 2008 and 2007, respectively. For the year ended September 25, 2008, we increased the valuation allowance for our deferred income tax asset by $4.8 million, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

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

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased from $13.2 million in 2006 to $12.1 million in 2007. During 2007, commissions on credit insurance products were $7.0 million and non-credit insurance products and motor club memberships were $5.1 million. Approximately 64% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income were in aggregate $2.5 million and $2.3 million for fiscal years ended September 25, 2007 and 2006, respectively. This increase was primarily due to the increases in delinquency fees as well as other miscellaneous charges and products included in other income.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $5.3 million during fiscal year 2008 from a balance of $17.8 million at September 25, 2007 to $12.5 million at September 25, 2008, as compared to a increase of approximately $4.9 million during fiscal year 2007 from a balance of $12.9 million at September 25, 2006 to $17.8 million at September 25, 2007. During 2008, the primary sources of cash were loan repayments from customers and proceeds net of redemptions from sales of debentures. During 2008, the primary uses of cash were loan originations to customers, purchases of property and equipment, and redemptions of debentures and demand notes. Cash provided by operations contributed $3.7 million to our overall cash position. We carry cash reserves to insure that we are able to meet our redemption obligations, specifically our demand notes, and to have sufficient cash reserves to meet our anticipated increase in loan volume during our first fiscal quarter of 2009.

Below is a table showing the net effect of our cash flows from financing activities for our fiscal years ended September 25, 2008 and 2007:

	2008	2007
Senior debt – borrowing	$2,805,819	$3,618,439
Senior debt – repayments	(2,622,592)	(3,775,325)

Net	$183,227	$(156,886)

Senior subordinated debt – borrowing	$—	$—
Senior subordinated debt – repayments	—	(600,000)

Net	$—	$(600,000)

Junior subordinated debt – borrowing	$—	$—
Junior subordinated debt – repayments	—	(370,000)

Net	$—	$(370,000)

Demand notes – borrowing	$3,151,573	$2,806,294
Demand notes – repayments	(5,484,787)	(4,951,770)

Net	$(2,333,214)	$(2,145,476)

Debentures – borrowing	$15,435,214	$14,132,396
Debentures – repayments	(15,087,019)	(10,181,582)

Net	$348,195	$3,950,814

Cash payments for interest for the fiscal years ended September 25, 2008 and 2007 were as follows:

	2008	2007
Senior debt	$78,174	$117,767
Senior subordinated debt	—	40,395
Junior subordinated debt, including related parties	—	15,692
Debentures and demand notes	7,671,351	5,104,435

Total interest payments	$7,749,525	$5,278,289

During 2008, we used a net of $7.2 million for investing activities. We received $67.6 million in loan repayments from our customers. However, we originated $73.3 million in new loans to customers and purchased $1.5 million worth of property and equipment.

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered Debentures and Demand Notes to investors as a significant source of our required capital. We rely on the sale of Debentures and Demand Notes to fund redemption obligations, make interest payments and to fund other company working capital. Currently, we do not have any Debenture or Demand Notes registered for sale to investors. While we anticipate raising additional debt capital in the form of Debentures and Demand Notes or other similar debt instruments, there can be no assurance that we will be able to do so. Please see “Risk Factors – We are not currently offering any Debentures and Demand Notes and, to the extent we do not register additional Debentures and Demand Notes or similar debt instruments for sale to investors or otherwise raise capital in the future, our liquidity and capital needs will be severely and negatively affected.”

During the fiscal year ended September 25, 2008, we (1) received gross proceeds of $15.4 million from the sale of debentures and $3.2 million from the sale of demand notes, and (2) paid $15.1 million for redemption of debentures and $5.5 million for redemption of demand notes. As of September 25, 2008, we and our subsidiary, The Money Tree of Georgia Inc., had $82.2 million of debentures and $3.7 million of demand notes outstanding compared to $81.9 million of debentures and $6.0 million of demand notes outstanding, as of September 25, 2007. Accrued interest payable on debentures and demand notes was $14.9 million and $14.3 million as of September 25, 2008 and 2007, respectively. This increase is a result of the option selected by many investors to allow the interest on their investment to accrue rather than receiving periodic interest payments.

Debentures may be redeemed at our investor’s option at the end of the interest adjustment period selected by them (one years, two years or four years) or at maturity. Demand Notes may be redeemed by holders at any time.

Lack of a Significant Line of Credit

Although we have been without a significant line of credit for the past several years, we are evaluating the possibilities of obtaining a line of credit or other forms of raising capital to meet our future liquidity needs. For the next 12 months, we expect to rely upon the following while exploring other financing options, including the possible registration of additional debentures and demand notes:

•

Cash repayment of customer loans - in fiscal year 2008 loans repaid were approximately $67.6 million. This represents approximately 79% of our average gross outstanding finance receivables during the period. The average term of our direct consumer loans is less than seven months and, therefore, if we anticipate having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow.

We are continually evaluating the possibility of obtaining a line of credit for our long-term financing needs. If we fail to secure a line of credit, we will continue to be heavily reliant upon our ability to register for sale additional debentures and demand notes for our liquidity. If we are unable to register for sale additional debentures and demand notes for any reason and we fail to obtain a line of credit or other source of financing, our ability to meet our obligations, including our redemption obligations with respect to the debentures and demand notes, could be materially and adversely affected. Please see “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Subsequent Events

As of the first quarter ended December 25, 2008, we had redeemed $4.8 million more in debentures than we had sold and we had redeemed $0.4 million more demand notes than we had sold. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc. Our cash and cash equivalents have decreased by approximately $7.3 million during the first quarter ended December 25, 2008 due primarily to the unusually high amount of redemptions.

Recent Accounting Pronouncements

Set forth below are recent accounting pronouncements that may have a future effect on operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2007 with no material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2007 with no material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No.141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning September 26, 2009.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that SFAS 163 will have a material impact on its consolidated financial statements.

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

We believe that the determination of our allowance for credit losses involves a higher degree of judgment and complexity than our other significant accounting policies. The Allowance for Credit Losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

Finance receivables are considered impaired, i.e. income recognition ceases, as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Finance receivables on which payments are past due 90 days or more are considered impaired unless they are well-secured and in the process of collection or renewal. Any losses incurred from finance receivables are charged off at the point deemed impaired. Related accrued interest and fees are reversed against current period income.

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

In 2008 management revised its methodology in determining the adequacy of the allowance for credit losses and relied much more heavily on current data available rather than simply looking at average charge offs over the most recent three years. Otherwise, we have not substantially changed any aspect of our overall approach in the application of the foregoing policies. There have been no other material changes in assumptions or estimation techniques utilized as compared to previous years. Please refer to Note 2 in the notes to our audited consolidated financial statements for details regarding our summary of significant accounting policies.

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

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 12 and 15 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Business – Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2008:

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long term debt	$86,562	$23,728	$40,594	$22,240	$—
Operating leases	7,128	2,767	3,490	740	131

Total obligations	$93,690	$26,495	$44,084	$22,980	$131

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

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

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries as of September 25, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended September 25, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

February 3, 2009

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2008	2007
Assets
Cash and cash equivalents	$12,541,302	$17,854,277
Finance receivables, net	67,730,473	75,837,823
Other receivables	956,752	863,356
Inventory	3,167,021	3,056,775
Property and equipment, net	4,906,189	4,219,885
Deferred income taxes	—	1,210,000
Goodwill	—	991,243
Other assets	2,498,205	1,750,142

Total assets	$91,799,942	$105,783,501

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,278,870	$4,020,056
Accrued interest payable	14,854,877	14,329,092
Senior debt	694,890	511,663
Variable rate subordinated debentures	82,209,211	81,861,016
Demand notes	3,658,160	5,991,374

Total liabilities	104,696,008	106,713,201

Commitments and contingencies (see Notes 12 and 15)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(14,573,713)	(2,607,347)

Total shareholders’ deficit	(12,896,066)	(929,700)

Total liabilities and shareholders’ deficit	$91,799,942	$105,783,501

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended September 25,	2008	2007	2006
Interest and fee income	$19,280,069	$19,480,740	$20,048,211
Interest expense	(8,275,310)	(8,025,969)	(7,349,884)

Net interest and fee income before provision for credit losses	11,004,759	11,454,771	12,698,327
Provision for credit losses	(13,812,192)	(4,982,494)	(4,737,644)

Net interest and fee income (loss) after provision for credit losses	(2,807,433)	6,472,277	7,960,683
Insurance commissions	9,615,005	10,120,463	11,262,655
Commissions from motor club memberships from company owned by related parties	1,844,341	1,946,476	1,957,478
Delinquency fees	1,719,608	1,775,728	1,564,872
Income tax service agreement income from company owned by related parties	—	3,310	83,034
Other income	647,406	747,829	689,606

Net revenue before retail sales	11,018,927	21,066,083	23,518,328

Retail sales	17,164,407	19,001,858	17,972,565
Cost of sales	(11,131,463)	(12,170,317)	(11,611,383)

Gross margin on retail sales	6,032,944	6,831,541	6,361,182

Net revenues	17,051,871	27,897,624	29,879,510

Operating expenses
Personnel expense	(15,530,590)	(15,349,102)	(16,055,481)
Facilities expense	(3,807,540)	(3,760,048)	(3,829,170)
General and adminstrative expenses	(3,287,831)	(3,150,330)	(3,291,818)
Other operating expenses	(5,843,490)	(5,344,159)	(5,974,476)

Total operating expenses	(28,469,451)	(27,603,639)	(29,150,945)

Net operating income (loss)	(11,417,580)	293,985	728,565
Other non-operating income	—	—	151,233
Loss on sale of property and equipment	(20,980)	(19,012)	(75,720)

Income (loss) before income tax benefit (expense)	(11,438,560)	274,973	804,078
Income tax benefit (expense)	(527,806)	100,664	(274,490)

Net income (loss)	$(11,966,366)	$375,637	$529,588

Net income (loss) per common share, basic and diluted	$(405.01)	$12.71	$17.92

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock
	Class A Voting		Class B Non-voting		Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Stated Value	Shares	Stated Value
Balance at September 25, 2005	2,686	$1,677,647	26,860	$—	$(3,512,572)	$(1,834,925)
Net income	—	—	—	—	529,588	529,588

Balance at September 25, 2006	2,686	1,677,647	26,860	—	(2,982,984)	(1,305,337)
Net income	—	—	—	—	375,637	375,637

Balance at September 25, 2007	2,686	1,677,647	26,860	—	(2,607,347)	(929,700)
Net loss	—	—	—	—	(11,966,366)	(11,966,366)

Balance at September 25, 2008	2,686	$1,677,647	26,860	$—	$(14,573,713)	$(12,896,066)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(11,966,366)	$375,637	$529,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	13,812,192	4,982,494	4,737,644
Depreciation	793,776	794,418	946,745
Amortization	5,714	5,714	6,746
Impairment loss from write-down of goodwill	991,243	365,824	—
Deferred income tax expense (benefit)	1,210,000	(565,000)	—
Loss on sale of property and equipment	20,980	19,012	75,720
Change in assets and liabilities:
Other receivables	(93,396)	151,586	89,875
Inventory	(110,246)	(861,312)	206,168
Other assets	(753,777)	360,762	(755,902)
Accounts payable and other accrued liabilities	(741,186)	494,778	(80,027)
Accrued interest payable	525,785	2,747,680	2,104,750

Net cash provided by operating activities	3,694,719	8,871,593	7,861,307

Cash flows from investing activities
Finance receivables originated	(73,335,373)	(76,942,622)	(82,541,695)
Finance receivables repaid	67,630,531	72,779,841	75,806,754
Purchase of property and equipment	(1,586,379)	(1,032,849)	(898,832)
Proceeds from sale of property and equipment	85,319	580,338	145,338

Net cash used in investing activities	(7,205,902)	(4,615,292)	(7,488,435)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	183,227	(156,886)	(516,997)
Demand notes	(2,333,214)	(2,145,476)	(4,730,357)
Repayments on senior subordinated debt	—	(600,000)	(400,000)
Repayments on junior subordinated debt to related parties	—	(370,000)	(430,000)
Proceeds-variable rate subordinated debentures	15,435,214	14,132,396	21,060,333
Payments-variable rate subordinated debentures	(15,087,019)	(10,181,582)	(12,054,884)

Net cash (used in) provided by financing activities	(1,801,792)	678,452	2,928,095

Net change in cash and cash equivalents	(5,312,975)	4,934,753	3,300,967
Cash and cash equivalents, beginning of year	17,854,277	12,919,524	9,618,557

Cash and cash equivalents, end of year	$12,541,302	$17,854,277	$12,919,524

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$7,749,525	$5,278,289	$5,245,134

Income taxes	$268,642	$198,897	$1,180,024

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries (the “Company”) consists of the operation of finance company offices which originate direct consumer loans and sales finance contracts in 103 locations throughout Georgia, Alabama, Louisiana and Florida; sales of retail merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone and prepaid cellular services.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of The Money Tree Inc. and its subsidiaries, all of which are wholly owned by The Money Tree Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from those estimates. Significant estimates include the determination of the allowance for credit losses relating to the Company’s finance receivables. This evaluation is inherently subjective, and, as such, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

As of December 1, 2008, the Company’s registration of and ability to offer debentures and demand notes expired and has not been renewed. As a result, for the quarter ended December 25, 2008, the Company redeemed $4.8 million more in debentures than it sold and $0.4 million more in demand notes than it sold. The Company has historically depended on the sale of debentures and demand notes to investors and the collection of finance receivables to fund its obligations to redeem debentures and demand notes, make interest payments on debentures and demand notes, and to fund other company capital needs. The Company’s continued liquidity is therefore dependent on the registration and sale of debentures and demand notes and the continued collection of finance receivables. The deteriorating economy continues to negatively impact the credit quality of the Company’s finance receivables and may impact the Company’s ability to sell debentures and demand notes. In the event additional debentures or demand notes are not registered and sold to investors or the Company otherwise fails to raise capital in the future, the Company’s liquidity and capital needs will be severely and negatively affected. Management believes its business is structured to mitigate the effects of adverse economic conditions and believes its retail operations will benefit from its established customer base and will provide sufficient liquidity for growth. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,966,366 for the year ended September 25, 2008 and had a shareholders’ deficit of $12,896,066 as of September 25, 2008. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Recognition

Accounting principles generally accepted in the United States require that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. An interest yield method is used by the Company on each individual precomputed account to calculate income for on-going accounts; however, state regulations often allow interest refunds to be made according to the Rule of 78s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that most precomputed accounts are adjusted to a Rule of 78s basis effective yield. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2008, 2007, and 2006 were $2,227,772, $2,504,285, and $2,919,148, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit Losses

The allowance for credit losses is determined by several factors. Recent historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Historically, management has found that this ratio has provided an adequate ratio of allowance as a percentage of net outstanding receivables due to the Company’s loan portfolio in the consumer segment consisting of a large number of smaller balance homogeneous loans. Also, a review of loans that comprised the automotive segment is performed monthly to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, the Company may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize the Company’s loss. Management routinely evaluates the inherent risks and change in the composition of the loan portfolio based on their extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. In most instances, an insurance product is purchased in conjunction with the loan. In the event of the death or injury of the customer or damage to pledged collateral, the proceeds from the claims would generally pay off or continue payments on the loan, thereby negating any consideration in the allowance determination. In other instances, a non-file or non-recording insurance policy is made in conjunction with the loan, (see description of non-file insurance below). Proceeds from these claims are netted against charge offs as recoveries in the determination of the allowance. Provisions for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses at a level considered adequate to cover the probable loss inherent in the finance receivable portfolio. Each month, regional management reviews potential accounts for charge off with local branch management. A comprehensive charge off checklist is utilized to assist management in verifying that all collection activity and procedures have been followed. Once completed, it is submitted to senior management for final review.

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

Goodwill

At September 25, 2007, goodwill represented the excess of the purchase price over the fair value of the net assets acquired. The Company uses a fair value approach to test for the potential impairment of goodwill. During the annual goodwill impairment testing process, the Company recorded an impairment charge in the fourth quarter of 2008 and 2007 in the amount of $991,243 and $365,824, respectively.

Impairment of Long-Lived Assets (other than Goodwill)

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years. In management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2008 and 2007.

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

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The following methods and assumptions are used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents. Cash consists of cash on hand and with banks, either in commercial accounts, or money market accounts. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period between the acquisition of the instruments and their expected realization.

Finance receivables. Finance receivables are reported net of unearned interest, insurance commissions, discounts and allowances for credit losses, which are considered short-term because the average life is approximately five months, assuming prepayments. The discounted cash flows of the loans approximate the net finance receivables.

Subordinated debentures. The carrying value approximates fair value due to the Company’s rights to redeem the debenture for a price equal to 100 percent of the principal on demand. The debenture holder also may redeem the debenture for 100 percent of the principal on demand subject to a 90-day interest penalty.

Demand notes. The carrying value approximates fair value due to rights to withdraw the balance at any time.

Senior debt. The carrying value of the Company’s senior debt approximates fair value due to the relatively short period of time from origination of the instruments and their expected payment.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $616,055, $704,972, and $865,512 for the years ended September 25, 2008, 2007, and 2006, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the method of presentation used in 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2007 with no material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2007 with no material effect on the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No.141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning September 26, 2009.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that SFAS 163 will have a material impact on its consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2008	2007
Finance receivables, direct consumer	$41,654,302	$46,834,666
Finance receivables, consumer sales finance	16,793,743	14,466,682
Finance receivables, auto sales finance	30,707,329	32,259,968

Total gross finance receivables	89,155,374	93,561,316
Unearned insurance commissions	(2,793,425)	(2,815,646)
Unearned finance charges	(10,621,034)	(12,122,154)
Accrued interest receivable	865,885	924,986

Finance receivables, before allowance for credit losses	76,606,800	79,548,502
Allowance for credit losses	(8,876,327)	(3,710,679)

Finance receivables, net	$67,730,473	$75,837,823

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2008	2007	2006
Beginning balance	$3,710,679	$3,139,359	$2,631,814
Provisions for credit losses	13,812,192	4,982,494	4,737,644
Charge-offs, net of insurance recoveries	(8,825,129)	(4,583,650)	(4,392,129)
Recoveries	196,208	181,218	165,379
Other	(17,623)	(8,742)	(3,349)

Ending balance	$8,876,327	$3,710,679	$3,139,359

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2008, 2007, and 2006, cash collections of receivables (including principal, renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $87,883,004, $95,928,382, and $95,880,074, respectively, and these cash collections were 102 percent, 102 percent, and 105 percent, of average gross finance receivable balances (excluding accounts in bankruptcy), respectively.

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $17,778,974, $20,132,798, and $18,561,872 at September 25, 2008, 2007 and 2006, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to the entire portfolio of loans was $8,876,327, $3,710,679, and $3,139,359 at September 25, 2008, 2007 and 2006, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $1,167,918, $1,149,545, and $1,039,956 for the years ended September 25, 2008, 2007, and 2006, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

Finance receivables charged off are net of proceeds from non-filing insurance. The Company purchases non-file insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge offs as a result of not recording these liens. Amounts recovered from non-file insurance claims totaled $2,543,460, $2,569,924, and $2,750,028, for the years ended September 25, 2008, 2007, and 2006, respectively. If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-file insurance claims were $514,897 and $382,472 at September 25, 2008 and 2007, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2008	2007
Used automobiles	$1,529,078	$2,170,617
Home furnishings and electronics	1,637,943	886,158

Total inventory	$3,167,021	$3,056,775

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2008	2007
Furniture and equipment	$6,978,418	$5,770,369
Airplane	609,155	507,180
Automotive equipment	543,154	640,925
Leasehold improvements	2,698,008	2,590,676

	10,828,735	9,509,150
Accumulated depreciation	(5,922,546)	(5,289,265)

Total property and equipment, net	$4,906,189	$4,219,885

Depreciation expense totaled $793,776, $794,418, and $946,745, for the years ended September 25, 2008, 2007 and 2006, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

For the fiscal years ended September 25, 2008 and 2007, the Company tested goodwill for impairment according to the provisions of FASB Statement No.142, Goodwill and Other Intangible Assets, and determined that goodwill had been impaired. Accordingly, the Company recorded charges to earnings of $991,243 and $365,824 for the years ended September 25, 2008 and 2007, respectively, as a result of impairments, which are included in other operating expenses in the Consolidated Statements of Operations.

Goodwill and intangible assets consisted of the following:

September 25,	2008	2007
Goodwill, net of accumulated amortization of $520,825	$—	$991,243

Covenants not to compete, net of accumulated amortization of $52,558 and $46,844, respectively	4,778	10,492
Tradenames	30,000	30,000

Total intangible assets (included in Other Assets)	$34,778	$40,492

Amortization of covenants not to compete totaled $5,714, $5,714, and $6,746, for the years ended September 25, 2008, 2007, and 2006, respectively. The remaining book value of covenants not to compete of $4,478 will be amortized in 2009.

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2008	2007
Accounts payable	$271,815	$272,558
Insurance payable, loan related	639,167	698,719
Accrued payroll	507,484	521,063
Accrued payroll taxes	38,420	39,402
Money orders	530,888	987,264
Sales tax payable	1,210,579	1,314,176
Other liabilities	80,517	186,874

Total accounts payable and other accrued liabilities	$3,278,870	$4,020,056

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT

Debt consisted of the following:

September 25,	2008	2007
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due in 2009. The carrying values of the collateral at September 25, 2008 and 2007 were $725,910 and $1,053,418 respectively.	$694,890	$511,663

Total senior debt	694,890	511,663

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	45,020,194	56,267,926

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2012.	37,189,017	25,593,090

Total subordinated debentures	82,209,211	81,861,016

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	613,442	1,451,550

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,044,718	4,539,824

Total demand notes	3,658,160	5,991,374

Total debt	$86,562,261	$88,364,053

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – DEBT (CONTINUED)

There are no pre-payment penalties on the senior debt or subordinated debt. At the Company’s discretion, these debt obligations could be satisfied by paying the outstanding principal balance plus accrued interest.

Effective December 25, 2005, the Company terminated the sale of debentures and demand notes through its subsidiary, The Money Tree of Georgia Inc. and commenced the sale of debentures and demand notes from the Parent company. Since many investors make periodic deposits to the demand notes, some chose to redeem the demand notes from The Money Tree of Georgia Inc. and establish demand notes from The Money Tree Inc. to avoid having multiple accounts.

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

The Company repaid all amounts outstanding under certain senior subordinated debt and certain junior subordinated debt to related parties during the year ended September 25, 2007.

Aggregate debt maturities at September 25, 2008 are as follows:

	2009	2010	2011	2012	Total
Senior debt, banks and finance companies	$694,890	$—	$—	$—	$694,890
Variable rate subordinated debentures	19,374,892	22,279,338	18,314,982	22,239,999	82,209,211
Demand notes	3,658,160	—	—	—	3,658,160

	$23,727,942	$22,279,338	$18,314,982	$22,239,999	$86,562,261

Interest expense totaled $8,275,310, $8,025,969, and $7,349,884, for the years ended September 25, 2008, 2007 and 2006, respectively.

NOTE 9 – COMMON STOCK

The common stock of the Company is comprised of the following: Class A voting shares, no par value, 500,000 authorized, 2,686 shares issued and outstanding; and Class B non-voting shares, no par value, 1,500,000 authorized, 26,860 shares issued and outstanding.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 (FAS 109); accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income taxes bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The provision for income taxes for the years ended September 25, 2008, 2007 and 2006 consisted of the following:

Years ended September 25,	2008	2007	2006
Current tax expense (benefit)
Federal	$(626,984)	$393,010	$240,485
State	(55,210)	71,326	34,005

Total current	(682,194)	464,336	274,490
Deferred income tax expense (benefit)
Federal	(3,050,000)	(297,000)	18,000
State	(590,000)	(52,588)	(4,949)
(Decrease) increase in valuation allowance	4,850,000	(215,412)	(13,051)

Total deferred	1,210,000	(565,000)	—

Total provision (benefit)	$527,806	$(100,664)	$274,490

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate of 34% to pretax income for the years ended September 25, 2008, 2007 and 2006 due to the following:

Years ended September 25,	2008	2007	2006
Income tax expense at Federal statutory income tax rates	$(3,889,111)	$93,491	$273,387
Increase (decrease) in income taxes resulting from:
Non-taxable income	—	—	(52,717)
State income taxes, net of federal tax benefit	(452,967)	10,889	31,836
Non-deductible expenses	15,966	19,207	26,502
Increase (decrease) in valuation allowance	4,850,000	(215,412)	(13,051)
Other	3,918	(8,839)	8,533

	$527,806	$(100,664)	$274,490

Net deferred tax assets consist of the following components:

September 25,	2008	2007
Deferred tax liability:
Property and equipment	$564,000	$329,000

	564,000	329,000
Deferred tax assets:
Allowance for credit losses	3,551,000	1,484,000
State net operating loss carryforwards	1,918,000	317,000
Interest income	86,000	214,000
Insurance commissions	949,000	948,000
Goodwill and intangible assets	414,000	80,000

	6,918,000	3,043,000

Net deferred tax assets	6,354,000	2,714,000
Valuation allowance	(6,354,000)	(1,504,000)

Net deferred tax assets, less valuation allowance	$—	$1,210,000

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

At the end of the fiscal year 2008, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in FAS 109. The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it was no longer more likely than not that the net deferred tax assets were realizable based on the guidance provided in FAS 109. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets.

The Company has available at September 25, 2008, unused Federal operating loss and charitable carryforwards of $3,934,358 and unused state operating loss and charitable carryforwards of $9,665,959 that expire in various amounts in years from 2009 through 2028.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

As of, or for the years ended September 25,	2008	2007	2006
Interest expense, junior subordinated debt, related parties	$—	$6,941	$50,944

Junior subordinated debt owed to a shareholder	—	—	370,000

Rent expense, companies controlled by shareholders	2,150,371	2,033,291	2,187,432

Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club member-ships with the Company acting as agent for an affiliate owned by a shareholder and other related parties	1,844,341	1,946,476	1,957,478
Income tax service agreement income from affiliated company owned by a shareholder and other related parties	—	3,310	83,034

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and late founder’s three children (of which one is a Director) pursuant to an Agency Sales Agreement.

NOTE 12 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2008 were as follows:

Year Ending September 25	Companies controlled by related parties
		Other	Total
2009	$2,064,960	$701,780	$2,766,740
2010	1,619,088	507,837	2,126,925
2011	1,011,811	351,899	1,363,710
2012	336,661	149,723	486,384
2013	158,766	94,707	253,473
Thereafter	123,200	7,794	130,994

	$5,314,486	$1,813,740	$7,128,226

Substantially all of the lease agreements are for a five-year term with one or more renewal options at end of the initial term. Rental expense totaled $2,891,508, $2,818,172, and $2,943,644, for the years ended September 25, 2008, 2007, and 2006, respectively.

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

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $250,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2008 and 2007 the Company’s cash balances exceeded the FDIC insured coverage at certain financial institutions.

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

Profit-sharing expense totaled $47,337, $32,946, and $35,297, for the years ended September 25, 2008, 2007, and 2006, respectively.

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

NOTE 16 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $2,243,839, $2,075,668, and $1,994,175, for the years ended September 25, 2008, 2007, and 2006, respectively.

NOTE 17 – SEGMENT FINANCIAL INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131), requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$15,904	$3,376	$19,280
Interest expense	(5,974)	(2,301)	(8,275)

Net interest and fee income before provision for credit losses	9,930	1,075	11,005
Provision for credit losses	(12,260)	(1,552)	(13,812)

Net interest and fee loss	(2,330)	(477)	(2,807)
Insurance commissions	9,084	531	9,615
Commissions from sale of motor club memberships from affiliated company	1,844	—	1,844
Delinquency fees	1,616	104	1,720
Other income	625	22	647

Net revenues before retail sales	10,839	180	11,019

Gross margin on retail sales	3,286	2,747	6,033

Segment operating expenses	(24,769)	(3,701)	(28,470)

Segment operating loss	$(10,644)	$(774)	$(11,418)

Depreciation	$389	$90	$479
(Included in segment operating expenses)

Total segment assets	$51,990	$26,451	$78,441

Capital expenditures	$1,132	$13	$1,145

RECONCILIATION:			2008
Depreciation:
Segment depreciation	389	90	$479
Depreciation at corporate level			314

Total depreciation			$793

Total assets for reportable segments			$78,441

Cash and cash equivalents at corporate level			8,527
Other receivables at corporate level			957
Property and equipment, net at corporate level			1,377
Other assets at corporate level			2,498

Consolidated assets			$91,800

Total capital expenditures for reportable segments			$1,145
Capital expenditures at corporate level			414

Total capital expenditures			$1,559

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,064	$3,417	$19,481
Interest expense	(5,708)	(2,318)	(8,026)

Net interest and fee income before provision for credit losses	10,356	1,099	11,455
Provision for credit losses	(3,712)	(1,270)	(4,982)

Net interest and fee income (loss)	6,644	(171)	6,473
Insurance commissions	9,569	551	10,120
Commissions from sale of motor club memberships from affiliated company	1,946	—	1,946
Delinquency fees	1,713	63	1,776
Income tax service agreement from affiliated company	3	—	3
Other income	731	17	748

Net revenues before retail sales	20,606	460	21,066

Gross margin on retail sales	2,986	3,846	6,832

Segment operating expenses	(23,639)	(3,965)	(27,604)

Segment operating profit (loss)	$(47)	$341	$294

Depreciation	$423	$103	$526
(Included in segment operating expenses)

Total segment assets	$62,836	$28,077	$90,913
Capital expenditures	$173	$76	$249

RECONCILIATION:			2007
Depreciation:
Segment depreciation			$526
Depreciation at corporate level			268

Total depreciation			$794

Total assets for reportable segments			$90,913

Cash and cash equivalents at corporate level			9,762
Other receivables at corporate level			861
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,286
Deferred income taxes at corporate level			1,210
Other assets at corporate level			1,750

Consolidated assets			$105,784

Total capital expenditures for reportable segments			$249
Capital expenditures at corporate level			784

Total capital expenditures			$1,033

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

	Consumer Finance	Automotive Finance	Total
Year ended September 25, 2006	& Sales Division	& Sales Division	Segments
(In Thousands)
Interest and fee income	$16,699	$3,349	$20,048
Interest expense	(5,019)	(2,331)	(7,350)

Net interest and fee income before provision for credit losses	11,680	1,018	12,698
Provision for credit losses	(3,676)	(1,061)	(4,737)

Net interest and fee income (loss)	8,004	(43)	7,961
Insurance commissions	10,642	621	11,263
Commissions from sale of motor club memberships from affiliated company	1,957	—	1,957
Delinquency fees	1,494	71	1,565
Income tax service agreement from affiliated company	83	—	83
Other income	651	38	689

Net revenues before retail sales	22,831	687	23,518

Gross margin on retail sales	2,452	3,909	6,361

Segment operating expenses	(24,743)	(4,408)	(29,151)

Segment operating profit	$540	$188	$728

Depreciation	$498	$115	$613
(Included in segment operating expenses)
Total segment assets	$64,289	$27,119	$91,408

Capital expenditures	$390	$64	$454

RECONCILIATION:			2006
Depreciation:
Segment depreciation			$613
Depreciation at corporate level			334

Total depreciation			$947

Total assets for reportable segments			$91,408

Cash and cash equivalents at corporate level			5,073
Other receivables at corporate level			1,013
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,275
Deferred income taxes at corporate level			645
Other assets at corporate level			2,071

Consolidated assets			$101,487

Total capital expenditures for reportable segments			$454
Capital expenditures at corporate level			445

Total capital expenditures			$899

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on such assessment, management concluded that as of September 25, 2008, the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 25, 2008:

The Company did not maintain effective controls over the process utilized to evaluate the collectibility of delinquent finance receivables. This deficiency resulted in a misstatement of provision for credit losses and net finance receivables for the first three quarters of the year ended September 25, 2008. In December 2008, the Company restated its financial statements for the first three quarters of the year ended September 25, 2008 and filed with the Securities and Exchange Commission amended quarterly reports on Form 10-Q for such quarters correcting the misstatements described above.

To remedy the material weakness identified above, the Company has implemented the following measures including, among other things:

•	Enhanced accountability to personnel responsible for determining loan collectibility, and

•

The development of a plan to utilize a more objective process or trigger for loan charge-offs that will generally result in charging off all loans greater than 180 days past due, with the exceptions documented as to the rationale for deferring charge-off.

In response to auditor inquiry during the course of the Company’s audit, the Company discovered that summary reports related to unearned interest, unearned insurance and accrued interest receivable were not complete, therefore, causing the balance recorded by the Company in the general ledger to be incorrect. The Company implemented a new finance receivable system during the year ended September 25, 2008 and the September 25, 2008 month-end close was the first month using reports created by the new system. As with prior years, the Company adjusts its general ledger based upon summary reports which increases the inherent risk of error. The Company determined why the summary report parameters were incorrect and subsequently reconciled the new reports to ensure their completeness. Adjustments of approximately $270,000, $740,000 and $232,000 were made to properly state unearned interest, unearned insurance and accrued interest receivable, respectively, as of September 25, 2008. While the methodology used for recording amounts to the general ledger have operated effectively in prior periods, it was noted that controls over this reconciliation under the new system were not fully in place and adequate to ensure that potential material mistakes would not be carried to the consolidated financial statements. The failure of the Company’s internal control structure to prevent or detect these material misstatements is considered a material weakness in the Company’s internal controls over net finance receivables and related interest and insurance income.

To remedy the material weakness identified above, the Company has implemented the following measures including, among other things:

•	Additional communication to system service provider to ensure report parameters are correct

•	Monthly reconciliation of reports provided by the new finance receivable system to ensure their completeness

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Bradley D. Bellville
President

/s/ Steven P. Morrison
Chief Financial Officer

February 3, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures over financial reporting were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting.

In light of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, the Company performed a detailed review of the procedures to assess the collectibility of delinquent finance receivables and performed a detailed review of information provided by its new finance system to ensure its completeness as of September 25, 2008. These procedures were performed to ensure that our net finance receivables, deferred income taxes, accumulated deficit, interest income, insurance commissions, provision for credit losses, income tax expense and net loss in the financial statements were properly stated. Accordingly, management believes the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 25, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
Jefferey V. Martin	45	Director
Bradley D. Bellville	42	President and Chairman of the Board of Directors
Steven P. Morrison	50	Chief Financial Officer
D. Michael Wallace	40	Vice President – Administration
Clayton Penhallegon	73	Second Vice-President – Investments
Dellhia “Cissie” Franklin	52	Vice President – Customer Service
Karen V. Harrell	49	Vice President – Investments
Jennifer L. Ard	32	Vice President – IRAs and Corporate Secretary

Jefferey V. Martin became a member of the Board of Directors in February 2008. Since October 1998, Mr. Martin has served as a loan approver in our centralized loan approval department. He is the son of our founder, the late Vance R. Martin. For 11 years prior to joining The Money Tree, Mr. Martin worked in quality control for Pratt & Whitney in Columbus, Georgia, a designer, manufacturer and servicer of aircraft engines, industrial gas turbines and space propulsion systems. Mr. Martin attended Columbus Technical Institute.

Bradley D. Bellville became our President in August 2007 and was elected Chairman of the Board of Directors in February 2008. He is responsible for the day-to-day responsibilities of running the Company and its strategic direction. Mr. Bellville previously served as our Vice President from 2005 to August 2007, and Vice President – Operations from 1997 to 2005. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990.

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

Dellhia “Cissie” Franklin became Vice President – Customer Service in 2002. Her duties include responsibility for all investor contacts and questions, coordination of branch personnel training for investments and oversight of all company advertising. Ms. Franklin previously held the positions of Assistant Vice President – Investments, Loan Approver Assistant and Collector. Her past duties with us have included collections and follow-up of approved loan customers. Ms. Franklin is a Past Assistant Vice President of the Bainbridge Junior Woman’s Club and a past scout leader.

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

Jennifer L. Ard was appointed to Vice President – Individual Retirement Accounts in 2004 and also serves as our Corporate Secretary. Ms. Ard’s duties include oversight of our Individual Retirement Accounts department. Ms. Ard also serves as our Lease Administrator. Ms. Ard previously held the positions of Treasurer with us from 2001 to 2004 and Assistant Corporate Secretary until 2008. In 2000, Ms. Ard served as Assistant Treasurer. She has been employed by us since 1999 and prior to that time was primarily a college student. Ms. Ard received a Bachelor of Business Administration degree in Management from Valdosta State University in 1999.

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation philosophy and policies for fiscal year 2008 that applied to the executives named below in the Summary Compensation Table (the “Named Executive Officers”). It explains the structure and rationale associated with each material element of each Named Executive Officer’s total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following this discussion and analysis.

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

Determining Named Executive Officer Compensation

We are a family-owned business with W. Derek Martin, our former Chairman of the Board of Directors, Jefferey V. Martin, a current Director, and their sibling beneficially owning all of the voting common stock. We do not have an official “compensation committee,” or other committee performing compensation-related activities on behalf of the Board of Directors. Until resigning from his position as President in August 2007, W. Derek Martin solely determined the compensation of all of the Named Executive Officers. Thereafter, W. Derek Martin continued to determine Bradley D. Bellville’s compensation until Mr. Martin’s resignation from the Board of Directors in February 2008. With the exception of their own compensation, Mr. Bellville and Jefferey V. Martin, current members of our Board of Directors, now determine the compensation of all of the Named Executive Officers, but may on occasion receive information pertaining to compensation-based decisions from other Named Executive Officers. Mr. Bellville determines Mr. Jefferey Martin’s compensation and Mr. Jefferey Martin determines Mr. Bellville’s compensation.

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

2008 Named Executive Officer Compensation Components

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

Annual Base Salary

We intend to provide our Named Executive Officers with a level of assured cash compensation based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and Mr. Bellville and Mr. Martin use their own judgment and expertise in determining appropriate salaries for 2009 within the parameters of the compensation philosophy. Base salary is one fixed component of our Named Executive Officers’ total direct compensation. With the exception of W. Derek Martin, prior to his resignation, and Mr. Bellville, each Named Executive Officer’s individual performance was reviewed on a yearly basis by Mr. Bellville, and the reviews were then discussed between Mr. Bellville and the Named Executive Officers. Prior to his resignation, W. Derek Martin reviewed Mr. Bellville’s annual performance, and as the Sole Director, W. Derek Martin did not receive an annual employment review. Since their appointment to the Board of Directors in February 2008, Mr. Bellville and Jefferey V. Martin now review on a yearly basis each Named Executive Officer’s individual performance, and the reviews are then discussed between Mr. Bellville and the Named Executive Officers. Mr. Bellville now reviews Jefferey V. Martin’s performance, and Jefferey V. Martin now reviews Mr. Bellville’s performance. The outcome of the yearly process is one tool Mr. Bellville and Jefferey V. Martin utilize in determining appropriate yearly salaries. For fiscal year 2009, the Named Executive Officers’ salaries are as follows:

Named Executive Officer	FY 2009 Salary	Percentage Increase / (Decrease) from FY 2008 Salary
Bradley D. Bellville	$237,000	5.33%
Steven P. Morrison	$88,200	5.00%
Natasha J. Wood	$128,940	4.00%
David Hill	$82,630	4.00%
Claud Haynes	$104,736	3.00%

Bonus Awards

In addition to base salary, Named Executive Officers may receive a monthly cash bonus or sales-based commission. Each monthly bonus is determined on an individual basis based on whether the Named Executive Officer meets certain monthly performance goals which may be based on, but are not limited to, cash collection amounts, loan volume, delinquent account reduction and ancillary product sales. Additionally, sales commissions are given, where applicable, for those Named Executive Officers who meet certain sales-based goals. The President of the Company, Bradley D. Bellville, will receive a bonus equal to 1% of the Company’s income before income taxes for the fiscal year 2009. For fiscal year 2008, the bonus awards paid to Named Executive Officers were as follows:

Named Executive Officer	Bonus Award
Bradley D. Bellville	$6,662
Steven P. Morrison	$4,400
Natasha J. Wood	$5,957
David Hill	$49,049
Claud Haynes	$27,684

401(k) Plan

We sponsor The Money Tree 401(k) Plan in which all qualified employees may participate. The purpose of the 401(k) plan is to provide participating employees with an opportunity to accumulate capital for their future economic security through their elective deferrals and our contributions. We believe this plan creates a strong incentive for participating employees to remain with us and to prepare for their individual futures. This benefits both employee retention and employee morale.

Perquisites and Other Named Executive Officer Benefits

Perquisites and other executive benefits are a part of our Named Executive Officers’ overall compensation. Our Named Executive Officers are eligible for the same group health insurance plan as is provided to other eligible employees. Such group health insurance plan includes medical, dental, vision, prescription drug coverage, basic life insurance and short-term disability. We reimburse Named Executive Officers for their life insurance premiums, and pay for varying amounts of medical insurance premiums for all Named Executive Officers. Additionally, company cars are provided to Messrs. Bellville, Hill and Haynes, and we pay monthly country club memberships for Mr. Bellville. Although we reimburse all Named Executive Officers for professional association dues, civic and social club membership dues for networking and entertaining, business-related meals and entertainment, and business-related cellular phone charges, these expenses are paid on behalf of employees for business use and we do not consider them personal perquisites.

For information on the incremental cost of these perquisites and other personal benefits, refer to the Summary Compensation Table. We believe the perquisites we provide to our Named Executive Officers are appropriate to ensure our executive compensation remains competitive.

Employment Agreements

We do not have any employment agreements with any of our Named Executive Officers.

Tax and Accounting Considerations

We consider and review the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which generally provides that we may not deduct certain compensation of more than $1,000,000 that is paid to certain individuals. We do not have any Named Executive Officers that met this limit during fiscal year 2008.

We are aware of the regulatory developments under Code Section 409A, which was enacted as part of the American Jobs Creation Act of 2004. Section 409A imposes substantial limitations and conditions on non-qualified deferred compensation plans, including certain types of equity compensation and separation pay arrangements. We have amended our compensation arrangements to ensure their full compliance with Section 409A.

Conclusion

We believe our executive compensation program is reasonable and competitive with the compensation paid by other competing institutions of similar size and geographic location. The program is designed to reward managers for strong personal and company performance. Our Board monitors the various guidelines that make up the program and reserve the right to adjust them as necessary to continue to meet our objectives.

COMPENSATION COMMITTEE REPORT

In the absence of a standing “compensation committee,” our Board of Directors reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2008 as required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this prospectus.

The Board of Directors:

Bradley D. Bellville, Chairman of the Board of Directors since February 2008.

Jefferey V. Martin, member of Board of Directors since February 2008.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by The Money Tree Inc. and its subsidiaries to or on behalf of our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (3)	Bonus (4)	All Other Compensation (5)	Total
Bradley D. Bellville, President and Chairman (1)	2008	$226,000	$6,662	$15,240	$247,902

Steven P. Morrison, Chief Financial Officer	2008	$86,450	$4,400	—	$90,850

Natasha J. Wood, General Counsel	2008	$126,243	$5,957	—	$132,200

David Hill, General Manager (2)	2008	$77,947	$49,049	—	$126,996

Claud Haynes, Operations Manager	2008	$102,058	$27,684	—	$129,742

(1)	Mr. Bellville was elected to our Board of Directors and appointed Chairman of our Board of Directors on February 21, 2008.
(2)	Mr. Hill is the General Manager of Best Buy Autos of Bainbridge Inc., a subsidiary of The Money Tree of Georgia Inc.
(3)	The salary amounts shown are equal to the gross salary amounts that were paid to the Named Executive Officers during fiscal year 2008. As yearly salary increases are given, where appropriate, on the anniversary of the employee’s hire date, the salary reported may include a portion of the Named Executive Officer’s previous annual base salary and their current annual base salary.
(4)	This amount includes both performance-based bonuses, as detailed in “2008 Named Executive Officer Compensation Components – Bonus Awards,” and commissions paid to Mr. Haynes by Home Furniture Mart Inc., a subsidiary of The Money Tree Inc.
(5)	The details of “All other Compensation” are set forth below:

All Other Compensation

Name	Fiscal Year	Company Vehicle	Medical Insurance	Country Club Membership	Life Insurance	Total
Bradley Bellville	2008	$6,552	$6,306	$1,800	$582	$15,240

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

After the death of Vance R. Martin, founder and former Chief Executive Officer of The Money Tree Inc., 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trusts u/t/a dated September 20, 2005 effective as of August 10, 2006. W. Derek Martin, former Sole Director of The Money Tree Inc. and son of Vance R. Martin, serves as the sole trustee of the trust and, accordingly, has the power to vote the shares held by the trust. The Estate of Vance R. Martin was transferred ownership of the remaining 1,211 shares of voting common stock effective as of August 10, 2006.

See “Certain Relationships and Related Transactions” and “Risk Factors – We are controlled by the Martin family and don’t have any independent board members overseeing our operations.”

Item 13.	Certain Relationships and Related Transactions:

Our officers also serve as the officers of various of our subsidiaries. W. Derek Martin, who controls a majority of the voting common shares, is our former sole director and former sole director of each of our subsidiaries. We may be subject to various conflicts of interest in our relationship with Mr. Martin and his other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our former sole director and each of their affiliates.

Bradley D. Bellville, our president and Chairman of the Board of Directors, owns 40% of the outstanding stock of Interstate Motor Club, Inc. and W. Derek Martin, former sole Director, and Jefferey V. Martin, a current Director, and their sibling own 20% each. Interstate Motor Club, Inc. pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During fiscal year ended September 25, 2008, we received $1.8 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. The Company’s former Sole Director is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. The Company’s former Sole Director is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

Item 14.	Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2008 and 2007 by Carr, Riggs & Ingram, LLC for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements were $255,505 and $263,675, respectively.

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

THE MONEY TREE INC.

Date: February 3, 2009	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2009	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Date: February 3, 2009	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer