Form 10-Q
period 2008-12-25
Money Tree, Inc.
filed 2009-02-17
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at December 25, 2008
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2008

Item 1. Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2008	September 25, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$5,260,284	$12,541,302
Finance receivables, net	67,213,838	67,730,473
Other receivables	1,904,061	956,752
Inventory	2,766,017	3,167,021
Property and equipment, net	4,823,540	4,906,189
Other assets	2,410,452	2,498,205

Total assets	$84,378,192	$91,799,942

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,498,124	$3,278,870
Accrued interest payable	14,359,353	14,854,877
Senior debt	422,505	694,890
Variable rate subordinated debentures	77,410,936	82,209,211
Demand notes	3,212,204	3,658,160

Total liabilities	98,903,122	104,696,008

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(16,202,577)	(14,573,713)

Total shareholders’ deficit	(14,524,930)	(12,896,066)

Total liabilities and shareholders’ deficit	$84,378,192	$91,799,942

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Three months ended December 25,	2008	2007
	(Unaudited)
Interest and fee income	$4,594,648	$4,988,192
Interest expense	(1,917,223)	(2,065,513)

Net interest and fee income before provision for credit losses	2,677,425	2,922,679
Provision for credit losses	(2,234,641)	(2,042,673)

Net interest and fee income after provision for credit losses	442,784	880,006
Insurance commissions	2,564,830	2,563,014
Commissions from motor club memberships from company owned by related parties	463,840	512,316
Delinquency fees	403,578	411,814
Other income	133,108	151,863

Net revenue before retail sales	4,008,140	4,519,013

Retail sales	4,593,979	5,034,915
Cost of sales	(2,980,207)	(3,078,292)

Gross margin on retail sales	1,613,772	1,956,623

Net revenues	5,621,912	6,475,636

Operating expenses
Personnel expense	(4,008,695)	(3,881,470)
Facilities expense	(1,045,556)	(994,432)
General and administrative expenses	(850,520)	(769,487)
Other operating expenses	(1,346,005)	(1,185,854)

Total operating expenses	(7,250,776)	(6,831,243)

Net operating loss	(1,628,864)	(355,607)
Loss on sale of property and equipment	—	(14,637)

Loss before income tax expense	(1,628,864)	(370,244)
Income tax expense	—	(210,243)

Net loss	$(1,628,864)	$(580,487)

Net loss per common share, basic and diluted	$(55.13)	$(19.65)

Weighted average shares outstanding	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(1,628,864)	$(580,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	2,234,641	2,042,673
Depreciation	237,873	195,912
Amortization	1,310	1,429
Loss on sale of property and equipment	—	14,637
Change in assets and liabilities:
Other receivables	(947,309)	(252,658)
Inventory	401,004	211,240
Other assets	86,443	90,516
Accounts payable and other accrued liabilities	219,254	388,519
Accrued interest payable	(495,524)	613,515

Net cash provided by operating activities	108,828	2,725,296

Cash flows from investing activities
Finance receivables originated	(17,293,604)	(20,730,328)
Finance receivables repaid	15,575,598	17,104,131
Purchase of property and equipment	(155,224)	(152,092)
Proceeds from sale of property and equipment	—	14,785

Net cash used in investing activities	(1,873,230)	(3,763,504)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(272,385)	118,464
Demand notes	(445,956)	(928,569)
Proceeds-variable rate subordinated debentures	1,596,418	3,214,603
Repayments-variable rate subordinated debentures	(6,394,693)	(2,928,465)

Net cash used in financing activities	(5,516,616)	(523,967)

Net change in cash and cash equivalents	(7,281,018)	(1,562,175)
Cash and cash equivalents, beginning of period	12,541,302	17,854,277

Cash and cash equivalents, end of period	$5,260,284	$16,292,102

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2008	2007
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$2,392,295	$1,402,672

Income taxes	$—	$181,488

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation (the “Parent”) and subsidiaries (collectively with the Parent, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three months ended December 25, 2008 and 2007 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries (“the Company”) consists of: the operation of finance company offices in 103 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales prepaid telephone service and prepaid cellular services.

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

As of December 1, 2008, the Company’s registration of and ability to offer debentures and demand notes expired and has not been renewed. As a result, for the quarter ended December 25, 2008, the Company redeemed $4.8 million more in debentures than it sold and $0.4 million more in demand notes than it sold. The Company has historically depended on the sale of debentures and demand notes to investors and the collection of finance receivables to fund its obligations to redeem debentures and demand notes, make interest payments on debentures and demand notes, and to fund other company capital needs. The Company’s continued liquidity is therefore dependent on the registration and sale of debentures and demand notes and the continued collection of finance receivables or its ability to secure other financing sources. The deteriorating economy continues to negatively impact the credit quality of the Company’s finance receivables and may impact the Company’s ability to sell debentures and demand notes once its ability to offer is renewed. In the event additional debentures or demand notes are not registered and sold to investors or the Company otherwise fails to secure additional financing or capital sources, the Company’s liquidity and capital needs will be severely and negatively affected. Management believes its business is structured to mitigate the effects of adverse economic conditions and believes its retail operations will benefit from its established customer base and will provide sufficient liquidity for growth.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,966,366 for the year ended September 25, 2008, a net loss of $1,628,864 for the quarter ended December 25, 2008 and had a shareholders’ deficit of $14,524,930 as of December 25, 2008. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2008 with no material effect on the consolidated financial statements. As of December 25, 2008, the Company does not measure any assets or liabilities at fair value.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2008 with no material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No.141(R), Business Combinations. This Statement replaces SFAS No.141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after September 26, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 25, 2009.

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

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2008	September 25, 2008
	(Unaudited)
Finance receivables, direct consumer	$40,622,009	$41,654,302
Finance receivables, consumer sales finance	17,222,368	16,793,743
Finance receivables, auto sales finance	30,260,514	30,707,329

Total gross finance receivables	88,104,891	89,155,374
Unearned insurance commissions	(2,614,316)	(2,793,425)
Unearned finance charges	(10,575,567)	(10,621,034)
Accrued interest receivable	898,059	865,885

Finance receivables, before allowance for credit losses	75,813,067	76,606,800
Allowance for credit losses	(8,599,229)	(8,876,327)

Finance receivables, net	$67,213,838	$67,730,473

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2008	As of and for the year ended September 25, 2008	As of and for the three months ended December 25, 2007
	(Unaudited)		(Unaudited)
Beginning balance	$8,876,327	$3,710,679	$3,710,679
Provisions for credit losses	2,234,641	13,812,192	2,042,673
Charge-offs	(2,614,501)	(8,825,129)	(1,518,043)
Recoveries	63,914	196,208	47,616
Other	38,848	(17,623)	24,733

Ending balance	$8,599,229	$8,876,327	$4,307,658

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2008	September 25, 2008
	(Unaudited)
Used automobiles	$1,391,418	$1,529,078
Home furnishings and electronics	1,374,599	1,637,943

Total inventory	$2,766,017	$3,167,021

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2008	September 25, 2008
	(Unaudited)
Accounts payable	$176,304	$271,815
Insurance payable, loan related	786,886	639,167
Accrued payroll	528,339	507,484
Accrued payroll taxes	39,380	38,420
Money orders	370,199	530,888
Sales tax payable	1,241,411	1,210,579
Other liabilities	355,605	80,517

Total accounts payable and other accrued liabilities	$3,498,124	$3,278,870

NOTE 7 – DEBT

Debt consisted of the following:

	December 25, 2008	September 25, 2008
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2009. The carrying values of the collateral at December 25, 2008 and September 25, 2008 were $458,621 and $725,910, respectively.	$422,505	$694,890

Total senior debt	422,505	694,890

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2011.	41,575,953	45,020,194

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2012.	35,834,983	37,189,017

Total subordinated debentures	77,410,936	82,209,211

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (CONTINUED)

	December 25, 2008	September 25, 2008
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	507,800	613,442

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	2,704,404	3,044,718

Total demand notes	3,212,204	3,658,160

Total debt	$81,045,645	$86,562,261

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on current year-to-date basis. For the three months ended December 25, 2008 and 2007, the Company increased the valuation allowance for its deferred income tax asset by $0.6 million and $0.3 million, respectively, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax expense.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A Company shareholder is the President of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC. Total rents paid were $555,976 and $519,825 for the three months ended December 25, 2008 and 2007, respectively and are included in operating expense in the Accompanying Unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $463,840 and $512,316 for the three months ended December 25, 2008 and 2007, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2008.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $589,466 and $578,655 for the three months ended December 25, 2008 and 2007, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (expense) before retail sales	$4,111	$(103)	$4,008

Gross margin on retail sales	943	671	1,614

Segment operating expenses	(6,353)	(898)	(7,251)

Segment operating loss	$(1,299)	$(330)	$(1,629)

December 25, 2008
In Thousands
Assets
Total segment assets	$51,626	$25,902	$77,528

RECONCILIATION:			December 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$77,528

Cash and cash equivalents at corporate level			1,228
Other receivables at corporate level			1,904
Property and equipment, net at corporate level			1,308
Other assets at corporate level			2,410

Consolidated Assets			$84,378

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$4,326	$193	$4,519

Gross margin on retail sales	1,187	770	1,957

Segment operating expenses	(5,904)	(928)	(6,832)

Segment operating profit	$(391)	$35	$(356)

December 25, 2007
In Thousands
Assets
Total segment assets	$62,881	$28,010	$90,891

RECONCILIATION:			December 25, 2007
			(Thousands)
Assets:
Total assets for reportable segments			$90,891

Cash and cash equivalents at corporate level			9,518
Other receivables at corporate level			1,116
Property and equipment, net at corporate level			1,288
Deferred income taxes at corporate level			1,210
Other assets at corporate level			1,658

Consolidated Assets			$105,681

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2009. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 25, 2008.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended December 25,
	2008	2007
Direct Consumer Loans:
Number of Loans Made to New Borrowers	15,666	5,498
Number of Loans Made to Former Borrowers	12,441	15,162
Number of Loans Made to Existing Borrowers	13,794	20,660
Total Number of Loans Made	41,901	41,320
Total Volume of Loans Made	$15,792,769	$19,941,082
Average Size of Loans Made	$377	$483
Number of Loans Outstanding	68,072	78,905
Total of Loans Outstanding*	$33,498,425	$41,477,349
Percent of Loans Outstanding	41.37%	46.13%
Average Balance on Outstanding Loans	$492	$526

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	184	190
Total Volume of Contracts Made	$3,323,862	$3,496,254
Average Size of Contracts Made	$18,064	$18,401
Number of Contracts Outstanding	2,703	2,799
Total of Contracts Outstanding*	$30,260,514	$31,895,347
Percent of Total Loans and Contracts	37.37%	35.47%
Average Balance on Outstanding Contracts	$11,195	$11,395

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	860	38
Number of Loans Made to Former Customers	30	1,008
Number of Loans Made to Existing Customers	890	1,046
Total Contracts Made	1,780	2,092
Total Volume of Contracts Made	$5,902,407	$6,421,213
Number of Contracts Outstanding	7,439	7,638
Total of Contracts Outstanding*	$17,222,368	$16,543,773
Percent of Total Loans and Contracts	21.26%	18.40%
Average Balance of Outstanding Contracts	$2,315	$2,166

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $7,123,584 as of December 25, 2008 and $6,367,294 as of December 25, 2007.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of December 25,
	2008	2007
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$33,498,425	$41,477,349
Motor Vehicle Installment	30,260,514	31,895,347
Consumer Sales Finance	17,222,368	16,543,773
Bankrupt Accounts	7,123,584	6,367,294

Total Gross Outstanding	$88,104,891	$96,283,763

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

	For the Three Months Ended December 25,
	2008	2007
Direct Consumer Loans:
Balance—beginning	$34,859,944	$40,719,291
Finance receivables originated	15,792,769	19,941,082
Collections	(10,694,706)	(12,145,282)
Refinances	(3,424,774)	(4,639,566)
Charge offs, gross	(2,111,910)	(1,393,669)
Rebates / other adjustments	(922,898)	(1,004,507)

Balance—end	$33,498,425	$41,477,349

Consumer Sales Finance Contracts:
Balance—beginning	$16,793,743	$14,466,682
Finance receivables originated	5,902,407	6,421,213
Collections	(1,881,695)	(1,619,504)
Refinances	(1,879,975)	(1,783,135)
Charge offs, gross	(1,229,080)	(238,958)
Rebates / other adjustments	(483,032)	(702,525)

Balance—end	$17,222,368	$16,543,773

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$30,707,329	$32,259,968
Finance receivables originated	3,323,862	3,496,254
Collections	(2,999,197)	(3,339,345)
Refinances	—	—
Charge offs, gross	(429,750)	(304,684)
Rebates / other adjustments	(341,730)	(216,846)

Balance—end	$30,260,514	$31,895,347

Total Active Accounts:
Balance—beginning	$82,361,016	$87,445,941
Loans originated	25,019,038	29,858,549
Collections	(15,575,598)	(17,104,131)
Refinances	(5,304,749)	(6,422,701)
Charge offs, gross	(3,770,740)	(1,937,311)
Rebates / other adjustments	(1,747,660)	(1,923,878)

Balance—end	$80,981,307	$89,916,469

Total Bankrupt Accounts:
Balance—beginning	$6,794,358	$6,115,375
Charge offs, gross	(302,329)	(179,340)
Adjustments	631,555	431,259

Balance—end	$7,123,584	$6,367,294

Total Gross Outstanding Receivables	$88,104,891	$96,283,763

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2008	2007
Finance Receivables Originated:
Direct consumer	$15,792,769	$19,941,082
Consumer sales finance	5,902,407	6,421,213
Motor vehicle installment sales	3,323,862	3,496,254

Total gross finance receivables originated	25,019,038	29,858,549
Non-cash items included in gross finance receivables*	(7,725,434)	(9,128,221)

Finance receivables originated—cash flows	$17,293,604	$20,730,328

Finance Receivables Repaid:
Collections
Direct consumer	$10,694,706	$12,145,282
Consumer sales finance	1,881,695	1,619,504
Motor vehicle installment sales	2,999,197	3,339,345

Finance receivables repaid—cash flows	$15,575,598	$17,104,131

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2008	2007
Average net finance receivables (1)	$75,908,452	$80,248,602
Average notes payable (2)	$81,867,040	$88,314,374

Interest income	$3,349,011	$3,591,153
Loan fee income, excluding delinquency fees	1,245,637	1,397,039

Total interest and fee income	4,594,648	4,988,192
Interest expense	1,917,223	2,065,513

Net interest and fee income before provision for credit losses	$2,677,425	$2,922,679

Average interest rate earned (annualized)	24.2%	24.9%
Average interest rate paid (annualized)	9.4%	9.4%

Net interest rate spread (annualized)	14.8%	15.5%
Net interest margin (annualized) (3)	14.1%	14.6%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

	As of, or for, the Three Months Ended December 25,
	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$50,708,516	$54,314,901
Charge offs—direct consumer	$2,111,910	$1,393,669
Charge offs—consumer sales finance	1,229,080	238,958
Charge offs—bankruptcy	302,329	179,340

Total gross charge offs	3,643,319	1,811,967
Recoveries (all direct consumer)	(1,522,482)	(646,224)

Charge offs, net	$2,120,837	$1,165,743
Percent of net charge offs to average receivables	4.2%	2.1%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$25,199,936	$25,933,701
Charge offs, gross	$429,750	$304,684
Recoveries	—	—

Charge offs, net	$429,750	$304,684
Percent of net charge offs to average receivables	1.7%	1.2%

Total Receivables:
Average outstanding finance receivables	$75,908,452	$80,248,602
Charge offs, gross	$4,073,069	$2,116,651
Recoveries (all direct consumer)	(1,522,482)	(646,224)

Charge offs, net	$2,550,587	$1,470,427
Percent of net charge offs to average receivables	3.4%	1.8%

As of December 25, 2008 and September 25, 2008, our allowance for credit losses was $8.6 million and $8.9 million, respectively. This was attributable to the decrease in net outstanding finance receivables during the three months ended December 25, 2008. Net finance receivables outstanding provide the basis for the determination of the allowance for credit losses.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended December 25, 2008 and 2007:

	As of December 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$33,498,425	$17,222,368	$30,260,514	$7,123,584	$88,104,891
Loans and Contracts 60 - 90 days past due	$935,140	$406,198	$565,597	$265,496	$2,172,431
Percentage of Outstanding	2.8%	2.4%	1.9%	3.7%	2.5%
Loans and Contracts greater than 90 days past due	$6,864,709	$2,890,506	$539,810	$4,411,767	$14,706,792
Percentage of Outstanding	20.5%	16.8%	1.8%	61.9%	16.7%
Loans and Contracts greater than 60 days past due	$7,799,849	$3,296,704	$1,105,407	$4,677,263	$16,879,223
Percentage of Outstanding	23.3%	19.1%	3.7%	65.7%	19.2%

	As of December 25, 2007
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$41,477,349	$16,543,773	$31,895,347	$6,367,294	$96,283,763
Loans and Contracts 60 - 90 days past due	$764,940	$284,550	$133,411	$241,933	$1,424,834
Percentage of Outstanding	1.8%	1.7%	0.4%	3.8%	1.5%
Loans and Contracts greater than 90 days past due	$10,879,986	$3,382,797	$81,777	$3,611,602	$17,956,162
Percentage of Outstanding	26.2%	20.4%	0.3%	56.7%	18.6%
Loans and Contracts greater than 60 days past due	$11,644,926	$3,667,347	$215,188	$3,853,535	$19,380,996
Percentage of Outstanding	28.1%	22.2%	0.7%	60.5%	20.1%

Results of Operations

Comparison of Three Months Ended December 25, 2008 and 2007

Net Revenues

Net revenues were $5.6 million and $6.5 million for the three months ended December 25, 2008 and 2007, respectively. Decreases in interest and fee income and gross margin on retail sales along with increases in the provision for credit losses resulted in the decrease in net revenues for the first quarter of the fiscal year ending September 25, 2009 compared to the first quarter of last year.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $2.7 million and $2.9 million for the three months ended December 25, 2008 and 2007, respectively. During the first quarter of the fiscal year ending September 25, 2009, gross interest income decreased $0.4 million, from $5.0 million to $4.6 million, as a result of a slight decrease in the yield earned on our loans outstanding. Interest expense was $1.9 million and $2.1 million for the three-month periods ended December 25, 2008 and 2007, respectively.

Provision for Credit Losses

Provision for credit losses was $2.2 million and $2.0 million for the three months ended December 25, 2008 and 2007, respectively. Net finance receivables charged off increased approximately $1.0 million over the same period last year. Economic conditions continue to negatively impact our customer base which has resulted in an increased level of defaults on loans. For the three months ended December 25, 2007, we provided for additional credit losses by increasing the allowance for credit losses by approximately $0.6 million.

Insurance and Other Products

Income from commissions on insurance products, motor club memberships, delinquency fees and other income were approximately the same for the three months ended December 25, 2008 and 2007.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.6 million and $2.0 million for the three months ended December 25, 2008 and 2007, respectively. Sales in the automotive segment decreased approximately $0.2 million compared to the same period last year while gross margin decreased $0.1 million. Sales and gross margin in the consumer segment were down $0.4 million and $0.3 million, respectively, compared to last year’s first quarter sales and margins. The decrease in our retail sales is consistent with the downturn in consumer spending currently being experienced in the overall U.S. economy.

Operating Expenses

Operating expenses were $7.3 million and $6.8 million for the three months ended December 25, 2008 and 2007, respectively. Personnel expenses were $0.1 million higher than last year due to higher health benefit cost. General & administrative expenses increased $0.1 million primarily due to higher communications cost associated with our new branch computer software system installed during fiscal year 2008. Other operating expenses increased $0.2 million (approximately 13%) from prior year levels. Legal fees increased due to cost associated with preparing to register securities for sale. Travel related cost were slightly higher than the previous year due to additional personnel required to travel.

Income Tax Expense

Income tax expense was $0.0 million and $0.2 million, respectively for the three months ended December 25, 2008 and 2007, respectively. For the three months ended December 25, 2008 and 2007, we increased the valuation allowance for our deferred income tax asset by $0.6 million and $0.3 million, respectively, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, potential registration to sale Debentures and Demand Notes or similar debt instruments or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the potential future sale of debt securities that meet the investment requirements of the public. We believe the cash flow from our operations coupled with potential sales of the Debentures and Demand Notes or similar debt instruments will be sufficient to cover our liquidity needs and cash flow requirements during 2009.

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

Cash and cash equivalents decreased $11.0 million to $5.3 million at December 25, 2008 from $16.3 million at December 25, 2007. During the three months ended December 25, 2008, cash and cash equivalents decreased $7.3 million, primarily as a result of a $5.5 million of net cash used in financing activities and $1.9 million of cash used in investing activities. We redeemed an unusually high amount of debentures ($6.4 million) while the proceeds from the sale of debentures were $1.6 million. We also redeemed $0.4 million more in demand notes than were sold. Finance receivables originated exceeded finance receivables repaid by approximately $1.7 million. Cash and cash equivalents decreased $1.6 million during the three months ended December 25, 2007 primarily as a result of an increase in funds used in investing activities. Funds used in originating finance receivables exceeded repayments by $3.6 million. During the first quarter of the fiscal year ended September 25, 2008, the primary sources of cash were net cash provided by operating activities of $2.7 million. Net cash used in financing activities was $0.5 million. Although we issued $3.2 million in debentures, we redeemed $2.9 million of debentures and demand note redemptions exceed proceeds by $0.9 million.

During 2009, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities. We will either have to (i) register to sell additional debentures and demand notes or similar debt instruments or (ii) substantially curtail our loan originations to customers during 2009 in order to meet our liquidity needs.

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered Debentures and Demand Notes to investors as a significant source of our required capital. We rely on the sale of Debentures and Demand Notes to fund redemption obligations, make interest payments and to fund other company working capital. Currently, we do not have any Debenture or Demand Notes registered for sale to investors. While we anticipate raising additional debt capital in the form of debentures and demand notes or other similar debt instruments, there can be no assurance that we will be able to do so. Please see “Risk Factors – We are not currently offering any Debentures and Demand Notes and, to the extent we do not register additional Debentures and Demand Notes or similar debt instruments for sale to investors or otherwise raise capital in the future, our liquidity and capital needs will be severely and negatively affected” found in our Annual Report on Form 10-K for the year ended September 25, 2008.

During the three months ended December 25, 2008, we (1) received gross proceeds of $1.6 million from the sale of debentures, (2) paid $6.4 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) paid $0.4 million for net redemptions of demand notes issued by us and this subsidiary. As of December 25, 2008, we had $77.4 million of debentures and $3.2 million of demand notes outstanding compared to $82.2 million of debentures and $3.7 million of demand notes outstanding, as of September 25, 2008.

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

As discussed in Management’s Report on Internal Controls over Financial Reporting included in the Company’s Annual Report on Form 10-K for the year ended September 25, 2008, the Company discovered that summary reports related to unearned interest, unearned insurance, and accrued interest receivable were not complete. To remedy this material weakness, the Company implemented the following measures during the quarter ended December 25, 2008:

•	Additional communication to system service provider to ensure report parameters are correct.

•	Monthly reconciliation of reports provided by the new finance receivable system to ensure their completion.

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 25, 2008.

Changes in Internal Control Over Financial Reporting

Except as noted above relative to the review of information provided by the new finance system, there have been no changes in our internal control over financial reporting during the quarter ended December 25, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2008 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

THE MONEY TREE INC.

February 17, 2009	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

February 17, 2009	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)