Form 10-Q
period 2009-03-25
Money Tree, Inc.
filed 2009-05-11
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2009
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

March 25, 2009

See accompanying notes to the consolidated financial statements.

PART I

Item 1 – Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	March 25, 2009	September 25, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$3,189,765	$12,541,302
Finance receivables, net	62,119,371	67,730,473
Other receivables	1,454,178	956,752
Inventory	2,587,140	3,167,021
Property and equipment, net	4,479,060	4,906,189
Other assets	2,273,934	2,498,205

Total assets	$76,103,448	$91,799,942

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$3,163,290	$3,278,870
Accrued interest payable	13,658,309	14,854,877
Senior debt	710,618	694,890
Variable rate subordinated debentures	73,344,156	82,209,211
Demand notes	2,859,718	3,658,160

Total liabilities	93,736,091	104,696,008

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(19,310,290)	(14,573,713)

Total shareholders’ deficit	(17,632,643)	(12,896,066)

Total liabilities and shareholders’ deficit	$76,103,448	$91,799,942

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and fee income	$3,705,789	$4,849,163	$8,300,438	$9,837,355
Interest expense	(1,868,843)	(2,046,379)	(3,786,066)	(4,111,892)

Net interest and fee income before provision for credit losses	1,836,946	2,802,784	4,514,372	5,725,463
Provision for credit losses	(1,898,485)	(3,227,625)	(4,133,127)	(5,270,298)

Net interest and fee income (loss) after provision for credit losses	(61,539)	(424,841)	381,245	455,165
Insurance commissions	2,266,829	2,387,463	4,831,659	4,950,478
Commissions from motor club memberships from company owned by related parties	325,711	396,834	789,550	909,150
Delinquency fees	431,155	485,203	834,733	897,017
Other income	200,717	159,396	333,826	311,259

Net revenue before retail sales	3,162,873	3,004,055	7,171,013	7,523,069

Retail sales	3,848,459	4,506,583	8,442,438	9,541,498
Cost of sales	(2,519,341)	(2,894,464)	(5,499,548)	(5,972,756)

Gross margin on retail sales	1,329,118	1,612,119	2,942,890	3,568,742

Net revenues	4,491,991	4,616,174	10,113,903	11,091,811

Operating expenses
Personnel expense	(4,160,165)	(4,086,671)	(8,168,860)	(7,968,141)
Facilities expense	(970,686)	(911,463)	(2,016,241)	(1,905,896)
General and administrative expenses	(780,363)	(791,840)	(1,630,883)	(1,561,328)
Other operating expenses	(1,772,983)	(1,259,135)	(3,118,989)	(2,444,988)

Total operating expenses	(7,684,197)	(7,049,109)	(14,934,973)	(13,880,353)

Net operating loss	(3,192,206)	(2,432,935)	(4,821,070)	(2,788,542)
Gain (loss) on sale of property and equipment	84,493	(3,455)	84,493	(18,092)

Loss before income tax benefit	(3,107,713)	(2,436,390)	(4,736,577)	(2,806,634)
Income tax benefit	—	213,336	—	3,093

Net loss	$(3,107,713)	$(2,223,054)	$(4,736,577)	$(2,803,541)

Net loss per common share, basic and diluted	$(105.18)	$(75.24)	$(160.31)	$(94.89)

Weighted average shares outstanding, basic and diluted	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,736,577)	$(2,803,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	4,133,127	5,270,298
Depreciation	459,227	384,984
Amortization	2,381	2,857
Deferred income taxes	—	47,000
(Gain) loss on sale of property and equipment	(84,493)	18,092
Change in assets and liabilities
Other receivables	(497,426)	6,850
Inventory	579,881	387,264
Other assets	221,890	(128,933)
Accounts payable and other accrued liabilities	(115,580)	(85,971)
Accrued interest payable	(1,196,568)	886,233

Net cash (used in) provided by operating activities	(1,234,138)	3,985,133

Cash flows from investing activities
Finance receivables originated	(30,547,836)	(38,356,420)
Finance receivables repaid	32,025,811	35,663,121
Purchase of property and equipment	(434,355)	(348,362)
Proceeds from sale of property and equipment	486,750	38,548

Net cash provided by (used in) investing activities	1,530,370	(3,003,113)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	15,728	(69,815)
Demand notes	(798,442)	(1,773,125)
Proceeds-variable rate subordinated debentures	1,596,418	7,590,167
Payments-variable rate subordinated debentures	(10,461,473)	(6,848,719)

Net cash used in financing activities	(9,647,769)	(1,101,492)

Net change in cash and cash equivalents	(9,351,537)	(119,472)
Cash and cash equivalents, beginning of period	12,541,302	17,854,277

Cash and cash equivalents, end of period	$3,189,765	$17,734,805

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2009	2008
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,928,095	$3,155,881

Income taxes	$—	$228,839

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three and six months ended March 25, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year.

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

The operations of the Company for the first two quarters of 2009 reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. On November 18, 2008, the Company’s registration of and ability to offer debentures and demand notes was terminated and was not renewed until April 10, 2009. As a result, for the six months ended March 25, 2009, the Company redeemed $9.7 million more in debentures and demand notes than it sold and its cash balance at March 25, 2009 was $3.2 million, a decrease of $9.4 million from September 25, 2008. The Company has thus closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment. While reducing its debt and related accrued interest by $10.8 million in the six months ended March 25, 2009, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $10.1 million from the prior year. The Company’s continued liquidity is dependent on the collection of its finance receivables and its ability to sell debentures and demand notes or secure other financing sources.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, the Company adopted this pronouncement on September 26, 2008 with no material effect on the consolidated financial statements. As of March 25, 2009, the Company does not measure any assets or liabilities at fair value.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This FSP is not expected to have a material impact on our consolidated financial statements.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2009	September 25, 2008
	(Unaudited)
Finance receivables, direct consumer	$34,703,164	$41,654,302
Finance receivables, consumer sales finance	16,167,366	16,793,743
Finance receivables, auto sales finance	30,329,656	30,707,329

Total gross finance receivables	81,200,186	89,155,374
Unearned insurance commissions	(2,332,469)	(2,793,425)
Unearned finance charges	(9,758,602)	(10,621,034)
Accrued interest receivable	782,825	865,885

Finance receivables, before allowance for credit losses	69,891,940	76,606,800
Allowance for credit losses	(7,772,569)	(8,876,327)

Finance receivables, net	$62,119,371	$67,730,473

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the six months ended March 25, 2009	As of and for the year ended September 25, 2008	As of and for the six months ended March 25, 2008
	(Unaudited)		(Unaudited)
Beginning balance	$8,876,327	$3,710,679	$3,710,679
Provisions for credit losses	4,133,127	13,812,192	5,270,298
Charge-offs	(5,402,264)	(8,825,129)	(2,573,374)
Recoveries	120,853	196,208	91,835
Other	44,526	(17,623)	23,222

Ending balance	$7,772,569	$8,876,327	$6,522,660

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2009	September 25, 2008
	(Unaudited)
Used automobiles	$1,188,801	$1,529,078
Home furnishings and electronics	1,398,339	1,637,943

Total inventory	$2,587,140	$3,167,021

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2009	September 25, 2008
	(Unaudited)
Accounts payable	$279,304	$271,815
Insurance payable, loan related	464,840	639,167
Accrued payroll	530,457	507,484
Accrued payroll taxes	47,282	38,420
Money orders	77,027	530,888
Sales tax payable	1,148,045	1,210,579
Other liabilities	616,335	80,517

Total accounts payable and other accrued liabilities	$3,163,290	$3,278,870

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	March 25, 2009	September 25, 2008
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due in 2009. The carrying values of the collateral at March 25, 2009 and September 25, 2008 were $750,280 and $725,910, respectively.	$710,618	$694,890

Total senior debt	710,618	694,890

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2012.	38,116,319	45,020,194
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2012.	35,227,837	37,189,017

Total variable rate subordinated debentures	73,344,156	82,209,211

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	485,238	613,442

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	2,374,480	3,044,718

Total demand notes	2,859,718	3,658,160

Total debt	$76,914,492	$86,562,261

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis. As a result of the deductible amounts expected to be realized in the foreseeable future, for the three and six months ended March 25, 2009, the Company increased the valuation allowance for its deferred income tax asset by $1.2 million and $1.8 million, respectively, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax expense. For the three and six months ended March 25, 2008, the Company increased the valuation allowance for its deferred income tax asset by $0.6 million and $0.9 million, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A shareholder of the Company is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., which is controlled by Martin Investments, Inc., leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,102,684 and $1,043,646 for the six months and $546,708 and $523,821 for the three months ended March 25, 2009 and 2008, respectively, and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and the late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $789,550 and $909,150 for the six months and $325,711 and $396,834 for the three months ended March 25, 2009 and 2008, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,296,749 and $1,201,774 for the six months and $707,283 and $623,119 for the three months ended March 25, 2009 and 2008, respectively.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$7,347	$(176)	$7,171

Gross margin on retail sales	1,599	1,344	2,943

Segment operating expenses	(13,162)	(1,773)	(14,935)

Segment operating loss	$(4,216)	$(605)	$(4,821)

March 25, 2009
In Thousands
Assets
Total segment assets	$44,887	$25,758	$70,645

RECONCILIATION:			March 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$70,645

Cash and cash equivalents at corporate level			652
Other receivables at corporate level			1,454
Property and equipment, net at corporate level			1,078
Other assets at corporate level			2,274

Consolidated Assets			$76,103

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$7,202	$321	$7,523

Gross margin on retail sales	1,860	1,709	3,569

Segment operating expenses	(11,945)	(1,936)	(13,881)

Segment operating profit (loss)	$(2,883)	$94	$(2,789)

March 25, 2008
In Thousands
Assets
Total segment assets	$58,711	$27,919	$86,630

RECONCILIATION:			March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$86,630

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$102,679

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$3,236	$(73)	$3,163

Gross margin on retail sales	656	673	1,329

Segment operating expenses	(6,809)	(875)	(7,684)

Segment operating loss	$(2,917)	$(275)	$(3,192)

March 25, 2009
In Thousands
Assets
Total segment assets	$44,887	$25,758	$70,645

RECONCILIATION:			March 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$70,645

Cash and cash equivalents at corporate level			652
Other receivables at corporate level			1,454
Property and equipment, net at corporate level			1,078
Other assets at corporate level			2,274

Consolidated Assets			$76,103

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$2,876	$128	$3,004

Gross margin on retail sales	673	939	1,612

Segment operating expenses	(6,041)	(1,008)	(7,049)

Segment operating profit (loss)	$(2,492)	$59	$(2,433)

March 25, 2008
In Thousands
Assets
Total segment assets	$58,711	$27,919	$86,630

RECONCILIATION:			March 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$86,630

Cash and cash equivalents at corporate level			10,875
Other receivables at corporate level			856
Property and equipment, net at corporate level			1,279
Deferred income taxes at corporate level			1,163
Other assets at corporate level			1,876

Consolidated Assets			$102,679

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post-effective amendment to registration statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2009. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2009	2008	2009	2008
Direct Consumer Loans:
Number of Loans Made to New Borrowers	4,576	3,299	20,242	8,797
Number of Loans Made to Former Borrowers	17,386	12,065	29,827	27,227
Number of Loans Made to Existing Borrowers	11,632	27,048	25,426	57,076
Total Number of Loans Made	33,594	42,412	75,495	93,100
Total Volume of Loans Made	$10,734,489	$14,434,528	$26,527,238	$34,375,610
Average Size of Loans Made	$320	$340	$351	$369
Number of Loans Outstanding	58,842	78,607	58,842	78,607
Total of Loans Outstanding*	$27,566,820	$37,901,014	$27,566,820	$37,901,014
Percent of Loans Outstanding	37.22%	43.60%	37.22%	43.60%
Average Balance on Outstanding Loans	$468	$482	$468	$482

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	201	235	385	425
Total Volume of Contracts Made	$3,723,500	$4,381,912	$7,047,336	$7,878,166
Average Size of Contracts Made	$18,525	$18,646	$18,305	$18,537
Number of Contracts Outstanding	2,721	2,819	2,721	2,819
Total of Contracts Outstanding*	$30,329,656	$32,220,882	$30,329,656	$32,220,882
Percent of Total Loans and Contracts	40.95%	37.06%	40.95%	37.06%
Average Balance on Outstanding Contracts	$11,147	$11,430	$11,147	$11,430

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	458	41	1,318	79
Number of Loans Made to Former Customers	12	566	42	1,574
Number of Loans Made to Existing Customers	588	648	1,478	1,745
Total Contracts Made	1,058	1,255	2,838	3,398
Total Volume of Contracts Made	$3,131,483	$3,866,491	$9,033,890	$10,287,704
Number of Contracts Outstanding	7,069	7,180	7,069	7,180
Total of Contracts Outstanding*	$16,167,366	$16,813,744	$16,167,366	$16,813,744
Percent of Total Loans and Contracts	21.83%	19.34%	21.83%	19.34%
Average Balance of Outstanding Contracts	$2,287	$2,342	$2,287	$2,342

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $7,136,344 as of March 25, 2009 and $6,511,657 as of March 25, 2008.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of March 25,
	2009	2008
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$27,566,820	$37,901,014
Motor Vehicle Installment	30,329,656	32,220,882
Consumer Sales Finance	16,167,366	16,813,744
Bankrupt Accounts	7,136,344	6,511,657

Total Gross Outstanding	$81,200,186	$93,447,297

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2009	2008	2009	2008
Direct Consumer Loans:
Balance—beginning	$33,498,425	$41,477,349	$34,859,944	$40,719,291
Finance receivables originated	10,734,469	14,434,528	26,527,238	34,375,610
Collections	(11,452,580)	(13,141,047)	(22,147,286)	(25,286,328)
Refinances	(2,405,197)	(3,263,506)	(5,829,971)	(7,903,072)
Charge offs, gross	(2,157,637)	(859,943)	(4,269,547)	(2,253,612)
Rebates / other adjustments	(650,660)	(746,367)	(1,573,558)	(1,750,875)

Balance—end	$27,566,820	$37,901,014	$27,566,820	$37,901,014

Consumer Sales Finance Contracts:
Balance—beginning	$17,222,368	$16,543,773	$16,793,743	$14,466,682
Finance receivables originated	3,131,483	3,866,491	9,033,890	10,287,703
Collections	(2,047,956)	(1,898,264)	(3,929,651)	(3,517,767)
Refinances	(964,997)	(1,041,020)	(2,844,972)	(2,824,155)
Charge offs, gross	(848,631)	(248,883)	(2,077,711)	(487,841)
Rebates / other adjustments	(324,901)	(408,353)	(807,933)	(1,110,878)

Balance—end	$16,167,366	$16,813,744	$16,167,366	$16,813,744

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$30,260,514	$31,895,347	$30,707,329	$32,259,968
Finance receivables originated	3,723,500	4,381,912	7,047,362	7,878,167
Collections	(2,949,677)	(3,519,681)	(5,948,874)	(6,859,026)
Charge offs, gross	(389,270)	(310,416)	(819,020)	(615,100)
Rebates / other adjustments	(315,411)	(226,280)	(657,141)	(443,127)

Balance—end	$30,329,656	$32,220,882	$30,329,656	$32,220,882

Total Active Accounts:
Balance—beginning	$80,981,307	$89,916,469	$82,361,016	$87,445,941
Loans originated	17,589,452	22,682,931	42,608,490	52,541,480
Collections	(16,450,213)	(18,558,992)	(32,025,811)	(35,663,121)
Refinances	(3,370,194)	(4,304,526)	(8,674,943)	(10,727,227)
Charge offs, gross	(3,395,538)	(1,419,242)	(7,166,278)	(3,356,553)
Rebates / other adjustments	(1,290,972)	(1,381,000)	(3,038,632)	(3,304,880)

Balance—end	$74,063,842	$86,935,640	$74,063,842	$86,935,640

Total Bankrupt Accounts:
Balance—beginning	$7,123,584	$6,367,294	$6,794,358	$6,115,375
Charge offs, gross	(331,240)	(119,370)	(633,569)	(298,710)
Adjustments	344,000	263,733	975,555	694,992

Balance—end	$7,136,344	$6,511,657	$7,136,344	$6,511,657

Total Gross Outstanding Receivables	$81,200,186	$93,447,297	$81,200,186	$93,447,297

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2009	2008
Finance Receivables Originated:
Direct consumer	$26,527,238	$34,375,610
Consumer sales finance	9,033,890	10,287,704
Motor vehicle installment sales	7,047,362	7,878,166

Total gross finance receivables originated	42,608,490	52,541,480
Non-cash items included in gross finance receivables*	(12,060,654)	(14,185,060)

Finance receivables originated—cash flows	$30,547,836	$38,356,420

Finance Receivables Repaid:
Collections
Direct consumer	$22,147,286	$25,286,328
Consumer sales finance	3,929,651	3,517,767
Motor vehicle installment sales	5,948,874	6,859,026

Finance receivables repaid—cash flows	$32,025,811	$35,663,121

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2009	2008	2009	2008
Average net finance receivables (1)	$71,685,469	$80,135,788	$73,796,961	$80,192,195
Average notes payable (2)	$78,297,049	$87,545,341	$80,082,044	$87,929,858

Interest income	$2,770,797	$3,765,409	$6,119,809	$7,356,562
Loan fee income, excluding delinquency fees	934,992	1,083,754	2,180,629	2,480,793

Total interest and fee income	3,705,789	4,849,163	8,300,438	9,837,355
Interest expense	1,868,843	2,046,379	3,786,066	4,111,892

Net interest and fee income before provision for credit losses	$1,836,946	$2,802,784	$4,514,372	$5,725,463

Average interest rate earned (annualized)	20.7%	24.2%	22.5%	24.5%
Average interest rate paid (annualized)	9.5%	9.4%	9.5%	9.4%

Net interest rate spread (annualized)	11.1%	14.9%	13.0%	15.2%
Net interest margin (annualized) (3)	10.3%	14.0%	12.2%	14.3%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

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

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2009	2008	2009	2008
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$46,508,744	$53,968,894	$48,608,630	$54,141,898
Charge offs—direct consumer	$2,157,637	$859,943	$4,269,547	$2,253,612
Charge offs—consumer sales finance	848,631	248,883	2,077,711	487,841
Charge offs—bankruptcy	331,240	119,370	633,569	298,710

Total gross charge offs	3,337,508	1,228,196	6,980,827	3,040,163
Recoveries (all direct consumer)	(995,953)	(527,500)	(2,518,438)	(1,173,724)

Charge offs, net	$2,341,555	$700,696	$4,462,389	$1,866,439
Percent of net charge offs to average receivables	5.0%	1.3%	9.2%	3.4%

Motor Vehicle Installment Sales
Contracts:
Average outstanding finance receivables	$25,176,725	$26,166,894	$25,188,331	$26,050,298
Charge offs, gross	$389,270	$310,416	$819,020	$615,100
Recoveries	—	—	—	—

Charge offs, net	$389,270	$310,416	$819,020	$615,100
Percent of net charge offs to average receivables	1.5%	1.2%	3.3%	2.4%

Total Receivables:
Average outstanding finance receivables	$71,685,469	$80,135,788	$73,796,961	$80,192,196
Charge offs, gross	$3,726,778	$1,538,612	$7,799,847	$3,655,263
Recoveries (all direct consumer)	(995,953)	(527,500)	(2,518,438)	(1,173,724)

Charge offs, net	$2,730,825	$1,011,112	$5,281,409	$2,481,539
Percent of net charge offs to average receivables	3.8%	1.3%	7.2%	3.1%

During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process of delinquent loans, management identified a material weakness in the internal controls over financial reporting. To remedy the material weakness, management implemented the following measures including, among other things:

•	Enhanced accountability to personnel responsible for determining loan collectibility, and

•

The development of a plan to utilize a more objective process or trigger for loan charge-offs that will generally result in charging off all loans greater than 180 days past due, with the exceptions documented as to the rationale for deferring charge-off.

This remediation and the continued adverse economic conditions has resulted in an increase in the net charge offs of $2.8 million for the six months and $1.7 million for the three months ended March 25, 2009 over the same periods of 2008. Management also has revised its methodology in evaluating the sufficiency of the allowance to rely much more heavily on current data available. The allowance for credit losses was $7.8 million or 11.1% of the net outstanding finance receivables at March 25, 2009 and $8.9 million or 11.6% at September 25, 2008. The allowance for credit losses was increased by $5.2 million for the year ended September 25, 2008 to provide for the remediation and the adverse economic conditions discussed above.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended March 25, 2009 and 2008:

	As of March 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$27,566,820	$16,167,366	$30,329,656	$7,136,344	$81,200,186
Loans and Contracts 60 - 90 days past due	$588,454	$251,250	$361,841	$240,863	$1,442,408
Percentage of Outstanding	2.1%	1.6%	1.2%	3.4%	1.8%
Loans and Contracts greater than 90 days past due	$6,500,586	$2,969,660	$677,252	$4,662,038	$14,809,536
Percentage of Outstanding	23.6%	18.4%	2.2%	65.3%	18.2%
Loans and Contracts greater than 60 days past due	$7,089,040	$3,220,910	$1,039,093	$4,902,901	$16,251,944
Percentage of Outstanding	25.7%	19.9%	3.4%	68.7%	20.0%

	As of March 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$37,901,014	$16,813,744	$32,220,882	$6,511,657	$93,447,297
Loans and Contracts 60 - 90 days past due	$631,544	$258,309	$29,753	$170,864	$1,090,470
Percentage of Outstanding	1.7%	1.5%	0.1%	2.6%	1.2%
Loans and Contracts greater than 90 days past due	$10,979,004	$3,474,018	$111,930	$3,856,930	$18,421,882
Percentage of Outstanding	29.0%	20.7%	0.3%	59.2%	19.7%
Loans and Contracts greater than 60 days past due	$11,610,548	$3,732,327	$141,683	$4,027,794	$19,512,352
Percentage of Outstanding	30.6%	22.2%	0.4%	61.9%	20.9%

Results of Operations

Comparison of Six Months Ended March 25, 2009 and 2008

Net Revenues

Net revenues were $10.1 million and $11.1 million for the six months ended March 25, 2009 and 2008, respectively. Decreases in interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Due to the current economic environment and the termination, until April 10, 2009, of the registration of the Company’s debentures and demand notes the Company implemented tighter risk management controls in the six months ended March 25, 2009 to preserve cash, resulting in a decrease in finance receivable originations.

Retail sales and the associated gross margin on these sales were also down from prior year levels. Decreases in interest expense and the provision for credit losses partially offset the income and commission decreases.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $4.5 million and $5.7 million for six months ended March 25, 2009 and 2008, respectively. Gross interest and fee income decreased $1.5 million to $8.3 million from $9.8 million. This was a result of an approximate 19% decrease in finance receivables originated compared to the same period last year. Interest expense was $3.8 million and $4.1 million for the six-month periods ended March 25, 2009 and 2008, respectively, due primarily to decreased amounts of variable rate subordinated debentures outstanding.

Provision for Credit Losses

Provision for credit losses was $4.1 million and $5.3 million for six months ended March 25, 2009 and 2008, respectively. While net finance receivables charged off were approximately $2.8 million higher than the previous year, we increased the allowance for credit losses at March 25, 2008 by $2.8 million to provide for charge-offs expected due to worsening economic conditions that affect our customer’s ability to repay their loans. The allowance for credit losses was 11.1% of finance receivables at March 25, 2009 compared to 8.2% at March 25, 2008.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.3 million, to $5.6 million from $5.9 million for the six months ended March 25, 2009 and 2008, respectively. The decrease in volume of finance receivables originated during this six-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees was approximately same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $2.9 million and $3.6 million for six months ended March 25, 2009 and 2008, respectively. Margins in the consumer segment in the first half of this year were down $0.3 million over the same period last year while margins in the automotive segment were down $0.4 million. Sales in the consumer segment were approximately $0.5 million lower than last year while vehicle sales were down approximately $0.7 million. These decreases are consistent with the current retail industry as economic conditions are having a negative impact on consumer spending.

Operating Expenses

Operating expenses were $14.9 million and $13.9 million for six months ended March 25, 2009 and 2008, respectively. Personnel expense were approximately $0.2 million higher than the previous year due primarily to increases in health insurance expenses. Facilities expense was slightly higher than last year by $0.1 million due to scheduled increases in rent. Other operating expenses were up $0.7 million (approximately 28%) due primarily to higher legal expenses resulting from the defending and settlement of two lawsuits.

Comparison of Three Months Ended March 25, 2009 and 2008

Net Revenues

Net revenues were $4.5 million and $4.6 million for the three months ended March 25, 2009 and 2008, respectively. Decreases in interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Retail sales and the associated gross margin on these sales were also down from prior year levels. Decreases in interest expense and the provision for credit losses partially offset the income and commission decreases.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.8 million and $2.8 million for three months ended March 25, 2009 and 2008, respectively. During the second quarter of fiscal year 2009, gross interest and fee income decreased $1.1 million compared to the second quarter of 2008 due to a decrease of finance receivable originations of approximately 22% to the same period last year. Interest expense was $1.9 million and $2.0 million for the three month periods ended March 25, 2009 and 2008, respectively.

Provision for Credit Losses

Provision for credit losses was $1.9 million and $3.2 million for three months ended March 25, 2009 and 2008, respectively. While net finance receivables charged off were approximately $1.7 million higher than the previous year, we increased the allowance for credit losses at March 25, 2008 by $2.3 million to provide for charge-offs expected due to worsening economic conditions that affect our customer’s ability to repay their loans.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were $2.5 million and $2.8 million for the three months ended March 25, 2009 and 2008, respectively. The decrease in volume of finance receivables originated during this three-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees was approximately same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.3 million and $1.6 million for three months ended March 25, 2009 and 2008, respectively. Sales in the automotive segment for the three-month period in 2009 were down to the same period last year by $0.5 million while margins decrease $0.3 million. Sales and margins in the consumer segment were down by $0.1 million in the three months this year compared to last year.

Operating Expenses

Operating expenses were $7.7 million and $7.0 million for three months ended March 25, 2009 and 2008, respectively. Personnel expenses were approximately $0.1 million higher during the second quarter of fiscal year 2009 versus 2008 due to higher health insurance expenses. Facilities expense was slightly higher than last year by $0.1 million due to scheduled increases in rent. Other operating expenses were up by $0.5 million (approximately 41%) due primarily to higher legal expenses resulting from the defending and settlement of two lawsuits.

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

Cash and cash equivalents decreased to $3.2 million at March 25, 2009 from $17.7 million at March 25, 2008. Cash and cash equivalents decreased $9.4 million during the six months ended March 25, 2009 primarily as a result of a $9.6 million of net cash used in financing activities. We redeemed an unusually high amount of debentures ($10.5 million) while the proceeds from the sale of debentures were $1.6 million. We also redeemed $0.8 million more in demand notes than were sold. Cash and cash equivalents decreased $0.1 million during the six months ended March 25, 2008. During the first half of fiscal 2008, the primary sources of cash were net cash provided by operating activities of $4.0 million. Net cash used in financing activities was $1.1 million. Although we issued $7.6 million in debentures, we redeemed $6.8 million of debentures and had a net decrease in demand notes of $1.8 million.

During 2009, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities.

Debentures and Demand Notes

During the six months ended March 25, 2009, we (1) received gross proceeds of $1.6 million from the sales of debentures, and (2) paid $10.5 million for redemption of debentures and $0.8 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. We did not offer or sell any debentures and demand notes between November 18, 2008 (the date of termination of the prior registration statements) and April 10, 2009 (the effective date of the new registration statements). As of March 25, 2009, we and this subsidiary had $73.3 million of debentures and $2.9 million of demand notes outstanding compared to $82.2 million of debentures and $3.7 million of demand notes outstanding, as of September 25, 2008.

Subsequent Events

The Money Tree Inc. has registered with the Securities and Exchange Commission on Form S-1 Registration Statements (1) $75,000,000 of Series B Variable Rate Subordinated Debentures (Commission File No. 333-157700) and (2) $35,000,000 of Subordinated Demand Notes (Commission File No. 333-157701). These Registration Statements were declared effective on April 10, 2009. These securities have also been registered with the State of Georgia.

Between April 10, 2009 and April 25, 2009, we had sold $1.3 million of debentures and $0.3 million in demand notes. For the period March 26, 2009 to April 25, 2009 we redeemed $1.6 million debentures and we had redeemed $0.3 million demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia, Inc.

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of March 25, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 25, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2009 requiring disclosure under item 103 of Regulation S-K.

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

THE MONEY TREE INC.

May 11, 2009	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

May 11, 2009	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)