Form 10-Q
period 2009-06-25
Money Tree, Inc.
filed 2009-08-10
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2009
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

June 25, 2009

See accompanying notes to the consolidated financial statements.

Item 1 – Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	June 25, 2009	September 25, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$2,424,731	$12,541,302
Finance receivables, net	60,369,221	67,730,473
Other receivables	977,071	956,752
Inventory	2,555,898	3,167,021
Property and equipment, net	4,402,638	4,906,189
Other assets	2,378,923	2,498,205

Total assets	$73,108,482	$91,799,942

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,376,051	$3,278,870
Accrued interest payable	13,734,869	14,854,877
Senior debt	871,636	694,890
Variable rate subordinated debentures	73,984,606	82,209,211
Demand notes	3,018,148	3,658,160

Total liabilities	93,985,310	104,696,008

Shareholders’ Deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(22,554,475)	(14,573,713)

Total shareholders’ deficit	(20,876,828)	(12,896,066)

Total liabilities and shareholders’ deficit	$73,108,482	$91,799,942

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and fee income	$3,872,277	$5,135,931	$12,172,715	$14,973,286
Interest expense	(1,939,546)	(2,092,048)	(5,725,612)	(6,203,940)

Net interest and fee income before provision for credit losses	1,932,731	3,043,883	6,447,103	8,769,346
Provision for credit losses	(2,506,052)	(3,612,759)	(6,639,178)	(8,883,057)

Net interest and fee loss after provision for credit losses	(573,321)	(568,876)	(192,075)	(113,711)
Insurance commissions	1,818,195	2,571,342	6,649,854	7,521,820
Commissions from motor club memberships from company owned by related parties	479,391	478,089	1,268,941	1,387,239
Delinquency fees	364,710	435,629	1,199,443	1,332,646
Other income	117,817	193,057	451,642	504,316

Net revenue before retail sales	2,206,792	3,109,241	9,377,805	10,632,310

Retail sales	3,946,598	3,797,343	12,389,036	13,338,841
Cost of sales	(2,505,061)	(2,373,640)	(8,004,609)	(8,346,397)

Gross margin on retail sales	1,441,537	1,423,703	4,384,427	4,992,444

Net revenues	3,648,329	4,532,944	13,762,232	15,624,754

Operating expenses
Personnel expense	(3,942,382)	(3,771,450)	(12,111,242)	(11,739,592)
Facilities expense	(955,614)	(925,996)	(2,971,855)	(2,831,891)
General and administrative expenses	(791,917)	(866,699)	(2,422,799)	(2,428,026)
Other operating expenses	(1,203,066)	(1,172,421)	(4,322,056)	(3,617,409)

Total operating expenses	(6,892,979)	(6,736,566)	(21,827,952)	(20,616,918)

Net operating loss	(3,244,650)	(2,203,622)	(8,065,720)	(4,992,164)
Gain (loss) on sale of property and equipment	465	(4,724)	84,958	(22,816)

Loss before income tax expense	(3,244,185)	(2,208,346)	(7,980,762)	(5,014,980)
Income tax expense	—	(99,787)	—	(96,694)

Net loss	$(3,244,185)	$(2,308,133)	$(7,980,762)	$(5,111,674)

Net loss per common share, basic and diluted	$(109.80)	$(78.12)	$(270.11)	$(173.01)

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,980,762)	$(5,111,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	6,639,178	8,883,057
Depreciation	670,073	579,688
Amortization	3,452	4,286
(Gain) loss on sale of property and equipment	(84,958)	22,816
Change in assets and liabilities
Other receivables	(20,319)	75,465
Inventory	611,123	23,833
Other assets	115,830	(460,086)
Accounts payable and other accrued liabilities	(902,819)	(952,446)
Accrued interest payable	(1,120,008)	738,507

Net cash (used in) provided by operating activities	(2,069,210)	3,803,446

Cash flows from investing activities
Finance receivables originated	(45,583,370)	(56,876,301)
Finance receivables repaid	46,305,444	52,214,894
Purchase of property and equipment	(568,779)	(695,000)
Proceeds from sale of property and equipment	487,215	49,548

Net cash provided by (used in) investing activities	640,510	(5,306,859)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	176,746	4,631
Demand notes	(640,012)	(1,464,602)
Proceeds-variable rate subordinated debentures	5,141,731	12,634,066
Payments-variable rate subordinated debentures	(13,366,336)	(10,479,837)

Net cash (used in) provided by financing activities	(8,687,871)	694,258

Net change in cash and cash equivalents	(10,116,571)	(809,155)
Cash and cash equivalents, beginning of period	12,541,302	17,854,277

Cash and cash equivalents, end of period	$2,424,731	$17,045,122

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2009	2008
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,784,264	$5,375,203

Income taxes	$—	$239,447

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three and nine months ended June 25, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year. In preparing the financial statements, management evaluated subsequent events through the date the financials were issued.

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

The operations of the Company for the first three quarters of 2009 reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. On November 18, 2008, the Company’s registration of and ability to offer debentures and demand notes was terminated and was not renewed until April 10, 2009. As a result, for the nine months ended June 25, 2009, the Company redeemed $8.9 million more in debentures and demand notes than it sold and its cash balance at June 25, 2009 was $2.4 million, a decrease of $10.1 million from September 25, 2008. The Company has thus closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment. While reducing its debt and related accrued interest by $10.0 million in the nine months ended June 25, 2009, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $13.7 million from the prior year. The Company’s continued liquidity is dependent on the collection of its finance receivables and its ability to sell debentures and demand notes or secure other financing sources.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,966,366 for the year ended September 25, 2008, a net loss of $7,980,762 for the nine months ended June 25, 2009 and had a shareholders’ deficit of $20,876,828 as of June 25, 2009. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP was effective for the interim periods ended June 25, 2009, and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP was effective for the interim periods ended June 25, 2009, and did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Event, (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the interim periods ended June 25, 2009. The Company has complied with the requirements of SFAS 165.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2009	September 25, 2008
	(Unaudited)
Finance receivables, direct consumer	$32,628,498	$41,654,302
Finance receivables, consumer sales finance	15,949,650	16,793,743
Finance receivables, auto sales finance	30,492,713	30,707,329

Total gross finance receivables	79,070,861	89,155,374
Unearned insurance commissions	(2,260,377)	(2,793,425)
Unearned finance charges	(9,672,797)	(10,621,034)
Accrued interest receivable	710,409	865,885

Finance receivables, before allowance for credit losses	67,848,096	76,606,800
Allowance for credit losses	(7,478,875)	(8,876,327)

Finance receivables, net	$60,369,221	$67,730,473

An analysis of the allowance for credit losses is as follows:

	As of and for the nine months ended June 25, 2009	As of and for the year ended September 25, 2008	As of and for the nine months ended June 25, 2008
	(Unaudited)		(Unaudited)
Beginning balance	$8,876,327	$3,710,679	$3,710,679
Provisions for credit losses	6,639,178	13,812,192	8,883,057
Charge-offs	(8,266,933)	(8,825,129)	(3,640,852)
Recoveries	177,485	196,208	129,025
Other	52,818	(17,623)	28,085

Ending balance	$7,478,875	$8,876,327	$9,109,994

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2009	September 25, 2008
	(Unaudited)
Used automobiles	$1,421,565	$1,529,078
Home furnishings and electronics	1,134,333	1,637,943

Total inventory	$2,555,898	$3,167,021

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2009	September 25, 2008
	(Unaudited)
Accounts payable	$108,881	$271,815
Insurance payable, loan related	524,457	639,167
Accrued payroll	494,496	507,484
Accrued payroll taxes	36,864	38,420
Money orders	—	530,888
Sales tax payable	1,157,244	1,210,579
Other liabilities	54,109	80,517

Total accounts payable and other accrued liabilities	$2,376,051	$3,278,870

NOTE 7 – DEBT

Debt consisted of the following:

	June 25, 2009	September 25, 2008
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due in 2009. The carrying values of the collateral at June 25, 2009 and September 25, 2008 were $895,000 and $725,910, respectively.	$871,636	$694,890

Total senior debt	871,636	694,890

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2012.	34,913,336	45,020,194
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2012.	39,071,270	37,189,017

Total variable rate subordinated debentures	73,984,606	82,209,211

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	473,090	613,442
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 4.25% to 5.0%, due on demand.	2,545,058	3,044,718

Total demand notes	3,018,148	3,658,160

Total debt	$77,874,390	$86,562,261

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis. For the three and nine months ended June 25, 2009, we increased the valuation allowance for our deferred income tax asset by $1.1 million and $2.7 million, respectively, resulting in a difference between income taxes calculated using expected annual federal and state expected rates and actual income tax expense.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP. A shareholder of the Company is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., which is controlled by Martin Investments, Inc., leases, and then subleases to the Company, another 54 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. Total rents paid were $1,642,956 and $1,589,519 for the nine months and $540,272 and $545,872 for the three months ended June 25, 2009 and 2008, respectively, and are included in operating expense in the accompanying unaudited Consolidated Statements of Operations.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and the late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $1,268,941 and $1,387,239 for the nine months and $479,391 and $478,089 for the three months ended June 25, 2009 and 2008, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,817,239 and $1,682,665 for the nine months and $520,490 and $480,890 for the three months ended June 25, 2009 and 2008, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$9,698	$(320)	$9,378

Gross margin on retail sales	2,335	2,049	4,384

Segment operating expenses	(19,155)	(2,673)	(21,828)

Segment operating loss	$(7,122)	$(944)	$(8,066)

June 25, 2009
In Thousands
Assets
Total segment assets	$42,647	$25,803	$68,450

RECONCILIATION:			June 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$68,450

Cash and cash equivalents at corporate level			258
Other receivables at corporate level			977
Property and equipment, net at corporate level			1,044
Other assets at corporate level			2,379

Consolidated Assets			$73,108

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$10,162	$470	$10,632

Gross margin on retail sales	2,621	2,371	4,992

Segment operating expenses	(17,759)	(2,857)	(20,616)

Segment operating loss	$(4,976)	$(16)	$(4,992)

June 25, 2008
In Thousands
Assets
Total segment assets	$56,792	$27,457	$84,249

RECONCILIATION:			June 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$84,249

Cash and cash equivalents at corporate level			11,369
Other receivables at corporate level			788
Property and equipment, net at corporate level			1,330
Deferred income taxes at corporate level			1,210
Other assets at corporate level			2,206

Consolidated Assets			$101,152

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$2,351	$(144)	$2,207

Gross margin on retail sales	736	705	1,441

Segment operating expenses	(5,993)	(900)	(6,893)

Segment operating loss	$(2,906)	$(339)	$(3,245)

June 25, 2009
In Thousands
Assets
Total segment assets	$42,647	$25,803	$68,450

RECONCILIATION:			June 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$68,450

Cash and cash equivalents at corporate level			258
Other receivables at corporate level			977
Property and equipment, net at corporate level			1,044
Other assets at corporate level			2,379

Consolidated Assets			$73,108

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues before retail sales	$2,960	$149	$3,109

Gross margin on retail sales	762	662	1,424

Segment operating expenses	(5,816)	(921)	(6,737)

Segment operating loss	$(2,094)	$(110)	$(2,204)

June 25, 2008
In Thousands
Assets
Total segment assets	$56,792	$27,457	$84,249

RECONCILIATION:			June 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$84,249

Cash and cash equivalents at corporate level			11,369
Other receivables at corporate level			788
Property and equipment, net at corporate level			1,330
Deferred income taxes at corporate level			1,210
Other assets at corporate level			2,206

Consolidated Assets			$101,152

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2009	2008	2009	2008
Direct Consumer Loans:
Number of Loans Made to New Borrowers	6,569	6,931	26,811	15,728
Number of Loans Made to Former Borrowers	18,482	17,025	48,309	44,252
Number of Loans Made to Existing Borrowers	12,602	15,834	38,028	72,910
Total Number of Loans Made	37,653	39,790	113,148	132,890
Total Volume of Loans Made	$12,449,295	$16,746,351	$38,976,533	$51,121,961
Average Size of Loans Made	$331	$421	$344	$385
Number of Loans Outstanding	57,482	71,510	57,482	71,510
Total of Loans Outstanding*	$25,688,384	$37,637,189	$25,688,384	$37,637,189
Percent of Loans Outstanding	35.61%	43.58%	35.61%	43.58%
Average Balance on Outstanding Loans	$447	$526	$447	$526

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	191	154	576	579
Total Volume of Contracts Made	$3,571,697	$2,966,504	$10,619,059	$10,844,670
Average Size of Contracts Made	$18,700	$19,263	$18,436	$18,730
Number of Contracts Outstanding	2,767	2,765	2,767	2,765
Total of Contracts Outstanding*	$30,492,713	$31,302,262	$30,492,713	$31,302,262
Percent of Total Loans and Contracts	42.27%	36.24%	42.27%	36.24%
Average Balance on Outstanding Contracts	$11,020	$11,321	$11,020	$11,321

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	483	41	1,801	120
Number of Loans Made to Former Customers	19	627	61	2,201
Number of Loans Made to Existing Customers	919	729	2,397	2,474
Total Contracts Made	1,421	1,397	4,259	4,795
Total Volume of Contracts Made	$4,436,879	$4,501,043	$13,470,769	$14,788,746
Number of Contracts Outstanding	6,877	9,367	6,877	9,367
Total of Contracts Outstanding*	$15,949,650	$17,428,465	$15,949,650	$17,428,465
Percent of Total Loans and Contracts	22.12%	20.18%	22.12%	20.18%
Average Balance of Outstanding Contracts	$2,319	$1,861	$2,319	$1,861

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,940,114 as of June 25, 2009 and $6,869,206 as of June 25, 2008.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of June 25,
	2009	2008
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$25,688,384	$37,637,189
Motor Vehicle Installment	30,492,713	31,302,262
Consumer Sales Finance	15,949,650	17,428,465
Bankrupt Accounts	6,940,114	6,869,206

Total Gross Outstanding	$79,070,861	$93,237,122

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2009	2008	2009	2008
Direct Consumer Loans:
Balance—beginning	$27,566,820	$37,901,014	$34,859,944	$40,719,291
Finance receivables originated	12,449,295	16,746,351	38,976,533	51,121,961
Collections	(9,558,085)	(11,360,543)	(31,705,371)	(36,646,872)
Refinances	(2,750,290)	(3,693,088)	(8,580,261)	(11,596,159)
Charge offs, gross	(1,394,440)	(1,047,878)	(5,663,987)	(3,301,490)
Rebates / other adjustments	(624,916)	(908,667)	(2,198,474)	(2,659,542)

Balance—end	$25,688,384	$37,637,189	$25,688,384	$37,637,189

Consumer Sales Finance Contracts:
Balance—beginning	$16,167,366	$16,813,744	$16,793,743	$14,466,682
Finance receivables originated	4,436,879	4,501,043	13,470,769	14,788,746
Collections	(1,923,246)	(1,910,717)	(5,852,897)	(5,428,484)
Refinances	(1,561,628)	(1,315,169)	(4,406,600)	(4,139,324)
Charge offs, gross	(577,006)	(96,113)	(2,654,717)	(583,953)
Rebates / other adjustments	(592,715)	(564,323)	(1,400,648)	(1,675,202)

Balance—end	$15,949,650	$17,428,465	$15,949,650	$17,428,465

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$30,329,656	$32,220,882	$30,707,329	$32,259,968
Finance receivables originated	3,571,697	2,966,504	10,619,059	10,844,670
Collections	(2,798,302)	(3,280,512)	(8,747,176)	(10,139,538)
Charge offs, gross	(310,499)	(342,099)	(1,129,519)	(957,198)
Rebates / other adjustments	(299,839)	(262,513)	(956,980)	(705,640)

Balance—end	$30,492,713	$31,302,262	$30,492,713	$31,302,262

Total Active Accounts:
Balance—beginning	$74,063,842	$86,935,640	$82,361,016	$87,445,941
Loans originated	20,457,871	24,213,898	63,066,361	76,755,377
Collections	(14,279,633)	(16,551,772)	(46,305,444)	(52,214,894)
Refinances	(4,311,918)	(5,008,257)	(12,986,861)	(15,735,483)
Charge offs, gross	(2,281,945)	(1,486,090)	(9,448,223)	(4,842,641)
Rebates / other adjustments	(1,517,470)	(1,735,503)	(4,556,102)	(5,040,384)

Balance—end	$72,130,747	$86,367,916	$72,130,747	$86,367,916

Total Bankrupt Accounts:
Balance—beginning	$7,136,344	$6,511,657	$6,794,358	$6,115,375
Charge offs, gross	(582,723)	(129,669)	(1,216,293)	(428,379)
Adjustments	386,493	487,218	1,362,049	1,182,210

Balance—end	$6,940,114	$6,869,206	$6,940,114	$6,869,206

Total Gross Outstanding Receivables	$79,070,861	$93,237,122	$79,070,861	$93,237,122

Below is a reconciliation of the amounts of the loans originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2009	2008
Finance Receivables Originated:
Direct consumer	$38,976,533	$51,121,961
Consumer sales finance	13,470,769	14,788,746
Motor vehicle installment sales	10,619,059	10,844,670

Total gross finance receivables originated	63,066,361	76,755,377
Non-cash items included in gross finance receivables*	(17,482,991)	(19,879,076)

Finance receivables originated—cash flows	$45,583,370	$56,876,301

Finance Receivables Repaid:
Collections
Direct consumer	$31,705,371	$36,646,872
Consumer sales finance	5,852,897	5,428,484
Motor vehicle installment sales	8,747,176	10,139,538

Finance receivables repaid—cash flows	$46,305,444	$52,214,894

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

Net Interest Margin

A principal component of our profitability is our net interest margin, which is the difference between the interest that we earn on finance receivables and the interest that we pay on borrowed funds. In some states, statutes regulate the interest rates that we may charge our customers, while in other locations competitive market conditions establish interest rates that we may charge. Differences also exist in the interest rates that we earn on the various components of our finance receivable portfolio.

Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our generally limited ability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. Significant increases in market interest rates will likely result in a reduction in our liquidity and profitability and impair our ability to pay interest and principal on the debentures. See “Quantitative and Qualitative Disclosures About Market Risk” below.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2009	2008	2009	2008
Average net finance receivables (1)	$68,415,842	$80,591,472	$72,003,255	$80,325,288
Average notes payable (2)	$77,450,474	$88,550,659	$79,204,854	$88,136,792

Interest income	$2,837,302	$3,864,873	$8,957,111	$11,221,435
Loan fee income, excluding delinquency fees	1,034,975	1,271,058	3,215,604	3,751,851

Total interest and fee income	3,872,277	5,135,931	12,172,715	14,973,286
Interest expense	1,939,546	2,092,048	5,725,612	6,203,940

Net interest and fee income before provision for credit losses	$1,932,731	$3,043,883	$6,447,103	$8,769,346

Average interest rate earned (annualized)	22.6%	25.5%	22.5%	24.9%
Average interest rate paid (annualized)	10.0%	9.5%	9.6%	9.4%

Net interest rate spread (annualized)	12.6%	16.0%	12.9%	15.5%
Net interest margin (annualized) (3)	11.3%	15.1%	11.9%	14.6%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest-bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained to account for the probable losses inherent in the finance receivable portfolio. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on historical ratios of charge offs to average notes receivable.

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

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2009	2008	2009	2008
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$43,287,314	$54,788,725	$46,834,858	$54,357,507
Charge offs—direct consumer	$1,394,440	$1,047,878	$5,663,987	$3,301,490
Charge offs—consumer sales finance	577,006	96,113	2,654,717	583,953
Charge offs—bankruptcy	582,723	129,669	1,216,293	428,379

Total gross charge offs	2,554,169	1,273,660	9,534,997	4,313,822
Recoveries (all direct consumer)	(56,632)	(585,469)	(2,575,067)	(1,759,193)

Charge offs, net	$2,497,537	$688,191	$6,959,930	$2,554,629
Percent of net charge offs to average receivables	5.8%	1.3%	14.9%	4.7%

Motor Vehicle Installment Sales
Contracts:
Average outstanding finance receivables	$25,128,528	$25,802,747	$25,168,397	$25,967,781
Charge offs, gross	$310,499	$342,099	$1,129,519	$957,198
Recoveries	—	—	—	—

Charge offs, net	$310,499	$342,099	$1,129,519	$957,198
Percent of net charge offs to average receivables	1.2%	1.3%	4.5%	3.7%

Total Receivables:
Average outstanding finance receivables	$68,415,842	$80,591,472	$72,003,255	$80,325,288
Charge offs, gross	$2,864,668	$1,615,759	$10,664,516	$5,271,020
Recoveries (all direct consumer)	(56,632)	(585,469)	(2,575,067)	(1,759,193)

Charge offs, net	$2,808,036	$1,030,290	$8,089,449	$3,511,827
Percent of net charge offs to average receivables	4.1%	1.3%	11.2%	4.4%

During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process of delinquent loans, management identified a material weakness in the internal controls over financial reporting. To remedy the material weakness, management implemented various measures including, among other things:

•	Enhanced accountability to personnel responsible for determining loan collectibility, and

•

The development of a plan to utilize a more objective process or trigger for loan charge-offs that will generally result in charging off all loans greater than 180 days past due, with the exceptions documented as to the rationale for deferring charge-off.

This remediation and the continued adverse economic conditions have resulted in an increase in the net charge offs of $4.6 million for the nine months and $1.8 million for the three months ended June 25, 2009 over the same periods of 2008. Management also has revised its methodology in evaluating the sufficiency of the allowance to rely much more heavily on current data available. The allowance for credit losses was $7.5 million or 11.0% of the net outstanding finance receivables at June 25, 2009 and $8.9 million or 11.6% at September 25, 2008. The allowance for credit losses was increased by $5.2 million for the year ended September 25, 2008 to provide for the remediation and the adverse economic conditions discussed above.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended June 25, 2009 and 2008:

	As of June 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$25,688,384	$15,949,650	$30,492,713	$6,940,114	$79,070,861
Loans and Contracts 60—90 days past due	$560,723	$301,416	$304,855	$169,855	$1,336,849
Percentage of Outstanding	2.2%	1.9%	1.0%	2.4%	1.7%
Loans and Contracts greater than 90 days past due	$5,682,757	$2,656,551	$546,786	$4,421,031	$13,307,125
Percentage of Outstanding	22.1%	16.7%	1.8%	63.7%	16.8%
Loans and Contracts greater than 60 days past due	$6,243,480	$2,957,967	$851,641	$4,590,886	$14,643,974
Percentage of Outstanding	24.3%	18.5%	2.8%	66.2%	18.5%

	As of March 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts	Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$37,901,014	$16,813,744	$32,220,882	$6,511,657	$93,447,297
Loans and Contracts 60—90 days past due	$631,544	$258,309	$29,753	$170,864	$1,090,470
Percentage of Outstanding	1.7%	1.5%	0.1%	2.6%	1.2%
Loans and Contracts greater than 90 days past due	$10,979,004	$3,474,018	$111,930	$3,856,930	$18,421,882
Percentage of Outstanding	29.0%	20.7%	0.3%	59.2%	19.7%
Loans and Contracts greater than 60 days past due	$11,610,548	$3,732,327	$141,683	$4,027,794	$19,512,352
Percentage of Outstanding	30.6%	22.2%	0.4%	61.9%	20.9%

Results of Operations

Comparison of Nine Months Ended June 25, 2009 and 2008

Net Revenues

Net revenues were $13.8 million and $15.6 million for the nine months ended June 25, 2009 and 2008, respectively. Decreases in interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations and decrease in the average yield of finance receivables outstanding. Due to the current economic environment and the termination, until April 10, 2009, of the registration of the Company’s debentures and demand notes, we implemented tighter risk management controls in the nine months ended June 25, 2009 to preserve cash, resulting in a decrease in finance receivable originations. Retail sales and the associated gross margin on these sales were also down from prior year levels. Decreases in interest expense and the provision for credit losses partially offset the income and commission decreases.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $6.4 million and $8.8 million for the nine months ended June 25, 2009 and 2008, respectively. Gross interest and fee income decreased $2.8 million to $12.2 million from $15.0 million. This was a result of an approximate 18% decrease in finance receivables originated compared to the same period last year. Interest expense was $5.7 million and $6.2 million for the nine-month periods ended June 25, 2009 and 2008, respectively, due primarily to decreased amounts of variable rate subordinated debentures outstanding.

Provision for Credit Losses

Provision for credit losses was $6.6 million and $8.9 million for the nine months ended June 25, 2009 and 2008, respectively. While net finance receivables charged off were approximately $4.6 million higher than the previous year, we increased the allowance for credit losses at June 25, 2008 by $4.8 million due to worsening economic conditions that affected our customers’ ability to repay their loans. The allowance for credit losses was 11.0% of net finance receivables at June 25, 2009 compared to 11.3% at June 25, 2008.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $1.0 million, to $7.9 million from $8.9 million for the nine months ended June 25, 2009 and 2008, respectively. The decrease in volume of finance receivables originated during this nine-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees, decreased approximately $0.2 million from last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $4.4 million and $5.0 million for the nine months ended June 25, 2009 and 2008, respectively. Margins in the consumer segment in the nine months of this year were down $0.3 million over the same period last year while margins in the automotive segment were down $0.3 million. Sales in the consumer segment were approximately $0.7 million lower than last year while vehicle sales were down approximately $0.3 million. These decreases are consistent with the current retail industry, as economic conditions are having a negative impact on consumer spending.

Operating Expenses

Operating expenses were $21.8 million and $20.6 million for the nine months ended June 25, 2009 and 2008, respectively. Personnel expense was approximately $0.4 million higher than the previous year due primarily to increases in health insurance expenses. Facilities expense was slightly higher than last year due to increases in facilities rent. Other operating expenses were up approximately 19% due primarily to higher legal-related expenses.

Comparison of Three Months Ended June 25, 2009 and 2008

Net Revenues

Net revenues were $3.6 million and $4.5 million for the three months ended June 25, 2009 and 2008, respectively. Interest and fee income and other ancillary product income were down compared to the prior year as a result of a significant decrease in finance receivable originations and decrease in the average yield of finance receivables outstanding. Decreases in interest expense and the provision for credit losses partially offset the income and commission decreases.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.9 million and $3.0 million for the three months ended June 25, 2009 and 2008, respectively. During the third quarter of fiscal year 2009, gross interest and fee income decreased $1.3 million compared to the third quarter of 2008 due to a decrease of finance receivable originations of approximately 16% to the same period last year. Interest expense was $1.9 million and $2.1 million for the three-month periods ended June 25, 2009 and 2008, respectively.

Provision for Credit Losses

Provision for credit losses was $2.5 million and $3.6 million for the three months ended June 25, 2009 and 2008, respectively. While net finance receivables charged off were approximately $1.8 million higher than the previous year, we increased the allowance for credit losses at June 25, 2008 by $2.0 million due to worsening economic conditions that affected our customers’ ability to repay their loans.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships were $2.3 million and $3.0 million for the three months ended June 25, 2009 and 2008, respectively. The decrease in volume of finance receivables originated during this three-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees, was down $0.1 million from last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.4 million and $1.4 million for the three months ended June 25, 2009 and 2008, respectively. Sales in the automotive segment for the three-month period in 2009 were higher compared to the same period last year by $0.4 million while margins were approximately the same. Sales in the consumer segment were down by $0.1 million and margins were approximately the same in the three months this year compared to last year.

Operating Expenses

Operating expenses were $6.9 million and $6.7 million for three months ended June 25, 2009 and 2008, respectively. Personnel expense was approximately $0.2 million higher during the third quarter of fiscal year 2009 compared to 2008 due to higher health insurance expenses. Facilities expense and other operating expenses were approximately the same as last year. General and administrative expenses were slightly lower than last year due to expense incurred in 2008 during the conversion to a new computer system.

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

Cash and cash equivalents decreased to $2.4 million at June 25, 2009 from $17.0 million at June 25, 2008. Cash and cash equivalents decreased $10.1 million during the nine months ended June 25, 2009 primarily as a result of $8.7 million of net cash used in financing activities. We redeemed an unusually high amount of debentures ($13.4 million) while the proceeds from the sale of debentures were $5.1 million. We also redeemed $0.6 million more in demand notes than were sold. Cash was also used in operating activities due primarily to interest payments on our securities. Cash and cash equivalents decreased $0.8 million during the nine months ended June 25, 2008. During the first nine months of fiscal 2008, the primary sources of cash were net cash provided by operating activities of $3.8 million. Net cash provided by financing activities was $0.7 million. Although we issued $12.6 million in debentures, we redeemed $10.5 million of debentures and had a net decrease in demand notes of $1.5 million. Net cash used in investing activities was $5.3 million due to finance receivable originations exceeding repayments by $4.7 million and investments in property and equipment of $0.7 million.

During 2009, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities.

Debentures and Demand Notes

During the nine months ended June 25, 2009, we (1) received gross proceeds of $5.1 million from the sales of debentures, and (2) paid $13.4 million for redemption of debentures and $0.6 million for net redemptions of demand notes for us and our subsidiary, The Money Tree of Georgia, Inc. As of June 25, 2009, we and this subsidiary had $74.0 million of debentures and $3.0 million of demand notes outstanding compared to $82.2 million of debentures and $3.7 million of demand notes outstanding as of September 25, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates would likely adversely affect our growth and profitability since we will be required to increase the interest rates we pay to holders of debentures at the end of each interest adjustment period. We would also face pressure to increase interest rates on our demand notes to stay competitive. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium- and long-term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. Please see Note 7 in the notes to our unaudited consolidated financial statements for information on our debt, including maturities and interest rates.

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of June 25, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended June 25, 2009 requiring disclosure under item 103 of Regulation S-K.

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

THE MONEY TREE INC.

August 10, 2009	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

August 10, 2009	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)