Form 10-K
period 2009-09-25
Money Tree, Inc.
filed 2009-12-23
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any attachment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2009
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE MONEY TREE, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 25, 2009

PART I

Item 1.	Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2009, direct consumer loans comprised 32.9%, motor vehicle installment sales contracts comprised 44.6%, and consumer sales finance contracts comprised 22.5% of the gross amount of our outstanding loans and contracts, excluding amounts in bankruptcy.

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

To the extent they are secured at all, direct consumer loans are generally secured by personal property and/or motor vehicles already owned by our customers. Automobile sales finance loans are made primarily in the Bainbridge, Columbus and Dublin, Georgia locations (subsequent to September 25, 2009 the Columbus Georgia lot was closed). They are typically made in amounts from $3,000 to $30,000 on maturities of 24 to 54 months. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either at our branch locations or at a retail store. The consumer goods purchased by the customer serve as collateral for these loans. We originate consumer sales finance contracts at our branch offices and sometimes purchase such contracts from retail dealers. These loans have maturities that typically range from three to 36 months and generally do not individually exceed $4,000 in principal amount. We generally charge the maximum interest rates allowed under applicable federal and state laws for our loans.

Prior to making a loan or purchasing a consumer sales finance contract or a motor vehicle installment sales contract, we undertake a credit investigation to determine the income, existing indebtedness, length and stability of employment, and other relevant information concerning the customer. When a loan is made, if it is secured at all, we are granted a security interest in personal property or automobiles of the borrower. In making direct consumer loans, we place emphasis upon the customer’s ability to repay rather than upon the potential resale value of the underlying collateral. In making motor vehicle installment sales and consumer sales finance contracts, however, we place increased emphasis upon the marketability and value of the underlying collateral.

Our business consists mainly of making loans to salaried people and wage earners who depend on their earnings to make their repayments. Our ability to operate on a profitable basis, therefore, depends to a large extent on the continued employment of these people and their ability to meet their obligations as they become due. In the event of a sustained recession or a continued downturn in the U.S. and local economies in which we operate with resulting unemployment and continued increases in the number of personal bankruptcies, our collection ratios and profitability would be detrimentally affected. See “Risk Factors – We could suffer increased credit losses if there is a continued downturn in the economy.”

Below is a chart detailing the relationships of our subsidiaries and other related entities:

Lending and Collection Operations

We seek to provide short-term loans to the segment of the population that has limited access to other sources of credit and is considered a higher credit risk. See “Risk Factors – Our typical customer base has ‘subprime’ credit ratings and higher than average credit risks which has resulted in increased loan defaults.” In evaluating the creditworthiness of potential customers, we primarily examine the individual’s discretionary income, length of current employment, duration of residence and prior credit experience. We make loans to individuals on the basis of the customer’s discretionary income and other factors and the loans are limited to amounts that we believe the customer can reasonably be expected to repay from that income. All of our new customers are required to complete standardized credit applications in person or by telephone at our local offices. We equip each of our local offices to perform immediate background, employment and credit checks. Generally, we perform loan approval at our headquarters; however, some branch managers have limited authority to approve loans up to certain amounts. When initiating a loan for a new customer, our employees verify the applicant’s employment and credit histories through telephone checks with employers or other employment references and a variety of credit services. We require substantially all new customers to submit a listing of personal property that will be pledged as collateral to secure the loan, but we do not rely on the value of such collateral in the loan approval process and generally do not perfect our security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, we may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

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

In the fiscal year ended September 25, 2009, approximately 34.9% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 19.9% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2008, approximately 34.4% of the total number of loans and 22.5% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

We typically do not perfect our security interest in collateral securing our loans by filing Uniform Commercial Code financing statements. We usually charge a non-filing or non-recording insurance fee in connection with our direct consumer loans. These fees are equal in aggregate amount to the premiums paid by us to purchase non-filing insurance coverage from an unaffiliated insurance company. Under our non-filing insurance coverage, we are reimbursed for losses on direct consumer loans resulting from our policy of not perfecting our security interest in collateral pledged to secure the loans. Non-file insurance is not available for motor vehicle installment sales contracts and consumer sales finance contracts. We must rely on the collateral securing the loan for these two products, and any recovery on such collateral is very uncertain. See “Risk Factors – The collectibility of our finance receivables may be affected by general economic conditions and we may not be able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-filing insurance proceeds.”

Competition

We compete with several national and regional finance companies, as well as a variety of local finance companies, in the communities in which we operate. We believe that we compete effectively in the marketplace primarily based on our emphasis on customer service and the variety of services we provide.

Customer Service Training. We believe intensive training for all employees is integral to the success of our customer service emphasis. Our branch structure includes three positions at each branch office: customer service representative; manager trainee; and branch manager. Customer service representatives meet customers, take payments and input loans. In addition, customer service representatives are responsible for soliciting additional business from existing customers who visit a branch by refinancing current loans. Manager trainees collect past due loans and solicit loans. Branch managers oversee branch operations and the loan making process. When an employee is hired, he or she is required to successfully complete a one- to two-week training course in our headquarters for the position. Branch managers attend both the customer service representative and collection training classes as well as a one-week manager training class (for a total of three weeks of training). Branch managers are also trained on location in their respective branches by one of our traveling trainers and by a regional manager. Designated employees in our headquarters also provide answers to questions by telephone that arise during the course of dealing with customers at the branch offices.

Additional Services to Customers. In addition to the loan services we provide, we offer certain services typically provided by banks or other institutions to consumers who do not have relationships with commercial banks or such other institutions. Please see the “Certain Relationships and Related Transactions” section for a discussion of conflicts and issues arising from various relationships between us, our executive officers and our affiliates. We believe that our ability to service our customers’ needs distinguishes us from most of our competitors that solely offer loan services. Listed below are a number of services offered by us in this capacity.

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

Sale and Financing of Certain Consumer Goods. In each branch office location (or next door to the branch office in the State of Louisiana), we offer for sale certain furniture, appliances, electronics and other household items. See “Regulation and Supervision – State Laws.” We receive a mark-up for each of the products sold. In addition, we offer financing to eligible consumers desiring to finance the purchase of these consumer goods.

Motor Club Memberships. We offer motor club membership from Interstate Motor Club, Inc. to all customers possessing a valid driver’s license. Reimbursement benefits to members include: bail bond; emergency road service; wrecker service; emergency ambulance expense; lock and key service; emergency travel expense; and legal fees. We receive a commission on sales of motor club memberships. Interstate Motor Club, Inc. is owned by Bradley D. Bellville, our President and a director; Jefferey V. Martin, one of our directors; and two of Mr. Martin’s siblings. See “Certain Relationships and Related Transactions.”

Prepaid Telephone Service. We offer prepaid telephone service to all of our customers. We receive a commission for each customer who signs up for the service as well as a commission for each monthly payment collected. The telephone service is provided through Budget Phone, Inc., an unaffiliated entity.

Bank Draft. We offer bank draft services to all of our customers whereby amounts owed to us are automatically debited from the customer’s bank account and paid to us on a regular periodic basis. This results in ease of payment for the customer and, we believe, reduced collections costs and added predictability of cash flow.

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2009, we earned $8.4 million in commissions from the sale of insurance products.

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

Provision for Credit Losses

Provision for credit losses (sometimes known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of two ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. In addition to these general means of designating an account to be charged off, branch managers may encounter other situations when charge-off is appropriate. We require that a supervisor visit each branch to review all of their accounts that are potential charge-off accounts on a monthly basis. Then each supervisor meets with the operations manager for a final review. Prior to these visits, the branch manager is responsible for ensuring that all phases of the collection process have been followed. A comprehensive charge-off checklist has been developed to help the branch manager verify that all collection activities and procedures have been followed in order to have that account charged off. Senior management reviews the charge-off checklist to determine whether an account should be charged off or whether the branch manager should undertake further collection measures for the particular account. Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-filing insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording. Should we ever discontinue our practice of purchasing non-filing insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required. For consumer sales finance and motor vehicle installment sales contracts, we are granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days’ delinquency (roughly two payments). After repossession, the collateral is sold (typically within 30 days) according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follow for collection of the balance. If the collateral is not conducive to repossession because it is in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off. For the fiscal years ended September 25, 2009 and 2008, our charge-offs, net of recoveries, were $11.1 million and $8.6 million, respectively. We have experienced a significant increase in net charge-offs in 2008 and 2009 when compared to previous years. The declining economy, increase in cost of consumer goods, and the rise in unemployment levels have had a negative impact on our customer base. These factors have played a role in the significant increase of loan defaults occurring over the past two years. Although we continue to seek remedies through the legal process to attempt to collect past due amounts, sufficient evidence did not exist to defer the losses associated with these defaults.

Allowance For Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes known as a bad debt reserve) is determined by several factors. Historical loss experience coupled with an evaluation of loan delinquencies are the primary factors in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. For the fiscal years ended September 25, 2009 and 2008, the charge-offs, net of recoveries, were $11.1 million and $8.6 million, respectively. These amounts represent 15.8% and 10.8% of the respective year’s net average outstanding receivables. As discussed above, the poor economic conditions have played a role in the significant increase of loan defaults occurring over the past two years which has resulted in the subsequent increase in the relationship of net charge-offs to net outstanding finance receivables. Management has historically used this methodology to provide an adequate benchmark for determining the allowance due to our loan portfolio in the consumer segment, consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss. Net consumer segment charge-offs in fiscal year 2009 were 20.7% of the net outstanding finance receivables. In the automotive segment, net charge-offs to average outstanding receivables were 7.0%. Based on both the significantly higher levels of 2009 and 2008 charge-offs and the continued extreme adverse economic conditions, management revised its methodology in determining the adequacy of its allowance to rely much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years, as was the past practice. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged-off. The purpose of the analysis was to ascertain branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place including active and ongoing legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Although the net charge offs as a percentage of the net finance receivables increased in fiscal year 2009 over the prior year’s percentage, we believe that this year’s percentage is distorted due to the significant decrease in the net outstanding finance receivables and the significant improvement in loan delinquencies during fiscal year 2009. Our liquidity issues have caused us to significantly curtail our historical level of lending and we have also tightened our lending guidelines resulting in fewer delinquencies. Based on these factors, management has decreased the allowance to the 2009 net charge-off rate by 570 basis points in the consumer segment and 50 basis points in the automotive segment to the aforementioned benchmark percentages. At September 25, 2009, we have established an allowance, expressed as a percentage of average net finance receivables, of 15.0% in the consumer segment and 6.5% in the automotive segment. The balance of the allowance for credit losses at September 25, 2009 and 2008 was $7.4 million and $8.9 million, respectively. While the balance of the allowance for credit losses has decreased, the percentage of the allowance in relation to the net average outstanding receivables has remained relatively constant at 11.7% and 11.6% at September 25, 2009 and 2008, respectively.

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

The Federal Trade Commission (FTC) Credit Practices Rule prevents consumer lenders from using certain household goods as collateral on direct cash loans. We collateralize such loans with non-household goods such as automobiles, boats, mobile homes, and other exempt items.

We are subject to the consumer privacy provisions of the Gramm-Leach-Bliley Act and, as such, are regulated by the FTC. The GLB Act restricts or prohibits our ability to offer non-affiliated third parties access to nonpublic personal information generated by our business. While we do not currently share any such nonpublic personal information with non-affiliated third parties, we may do so in the future. Required compliance with the GLB Act and these rules, or our failure to comply with them, may increase the overall cost to us in providing our products and services and may limit potential future revenue opportunities. In addition, the GLB Act allows states to enact consumer privacy laws that may be more burdensome or restrictive than the GLB Act, the rules promulgated thereunder and other existing federal laws. The GLB Act, the FTC’s rules, or the adoption of other consumer privacy laws or regulations could have a material adverse effect on our business, financial condition and operating results.

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

Georgia Laws

Direct consumer loans we make in Georgia are subject to the Georgia Industrial Loan Act. GILA governs loans of $3,000 or less and requires that lenders, like us, who are subject to GILA not loan funds for more than 36 months and 15 days. GILA provides for a maximum rate of interest and specifies permitted additional fees that can be charged for a loan, including loan fees, maintenance fees and late fees. Under GILA, a lender may also sell certain types of insurance. GILA permits us to charge and collect from our customers premiums actually paid for insurance obtained for the customer, provided that the insurance is reasonably related to the type and value of the property issued and the amount and term of the loan, and further provided that the insurance is obtained through an insurance company authorized to do business in Georgia and through a regular insurance agent licensed by the state insurance commissioner.

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

Alabama Laws

Direct consumer loans and sales finance loans we make in Alabama are governed by the Alabama Consumer Credit Act and the regulations promulgated thereunder, also referred to as the Mini-Code. The Alabama State Banking Department, Bureau of Loans regulates the Mini-Code. The Mini-Code governs loans of $2,000 or less and provides for maximum finance charges depending on the loan balance and specifies permitted additional fees that may be charged for a loan, including loan fees, maintenance fees and late fees. Furthermore, the Mini-Code requires that we refund or credit certain unearned finance charges when a customer renews or extends a loan. The Mini-Code also requires that loans of less than $1,000 be repaid in substantially equal installments at periodic intervals over a period of not more than 36 months and 15 days for amounts financed of more than $300 and 24 months and 15 days for amounts financed of $300 or less. The Mini-Code permits us to charge and collect insurance premiums from our customers so long as the insurance is offered and written by a licensed insurance company authorized to do business in Alabama. However, the maximum rates to be charged for such insurance are set by statute. The Mini-Code also requires us to obtain the prior written approval of the State Banking Department prior to conducting any other business on the premises.

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

Employees

As of September 25, 2009, we had 370 full-time employees and five part-time employees. We do not have employment agreements with any of our employees.

Item 1A.	Risk Factors:

Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this report. If any of the following risks actually occur, our business, financial condition or operating results and our ability to repay the debentures and demand notes could be materially adversely affected.

There is uncertainty as to our ability to continue as a going concern.

The opinion of our independent registered accounting firm for the fiscal year ended September 25, 2009, which is included in Item 8 of this report, contains a going concern qualification. This conclusion is based on our operating losses, a deficiency in net interest margin and our shareholders’ deficit. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern.

We suffered significant losses during fiscal years 2008 and 2009 and we anticipate such losses will likely continue in 2010.

Our net losses were approximately $12.0 million and $11.9 million during fiscal years 2008 and 2009, respectively. We anticipate that such significant losses will likely continue in 2010.

We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.

We may issue demand notes, debentures, or similar debt instruments to investors in order to raise funds for our operations. As of September 25, 2009, we had a total of $73,602,821 of debentures and $3,146,707 of demand notes outstanding, which demand notes may be redeemed by our investors at any time. Of this amount, our subsidiary, The Money Tree of Georgia Inc., has issued $30,730,844 of debentures and $441,747 of demand notes. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the sale of the debentures and demand notes. We are substantially reliant upon the net offering proceeds we receive from the sale of the debentures and demand notes. However, during the fiscal year ended September 25, 2009, we redeemed $18.6 million in debentures, while only receiving $10.0 million from the sale of new debentures. Therefore, we have had to use funds from operations to fund these net redemptions. Our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace and we continue to suffer losses and use funds from operations to fund redemptions. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations.

If we default in our debenture or demand note payment obligations, the indenture agreements relating to our debentures and demand notes provide that the trustee could accelerate all payments due under the debentures and demand notes, which would further negatively affect our financial position.

Our obligations with respect to the debentures and demand notes are governed by the terms of indenture agreements with U.S. Bank National Association, as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any debenture or demand note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding debentures or demand notes could declare all principal and accrued interest immediately due and payable. Since our total assets do not cover these debt payment obligations, we would most likely be unable to make all payments under the debentures or demand notes when due, and we might be forced to cease our operations.

We suffered significant credit losses in 2009 due to continued weakening economic conditions, and there is no guarantee such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.

Because our business consists mainly of making loans to individuals who depend on their earnings to make their repayments, our ability to operate on a profitable basis depends to a large extent on the continued employment of those individuals and their ability to meet their financial obligations as they become due. In the current recession and continued downturn in the U.S. and local economies in which we operate, our customers have been affected by the resulting unemployment and increases in the number of personal bankruptcies. Therefore, we continue to experience increased credit losses and our collection ratios and profitability could continue to be materially and adversely affected. This recession has negatively affected our customers’ disposable income, confidence and spending patterns and preferences, which in turn are negatively impacting our sales of consumer goods and vehicles and our customers’ ability to repay their obligations to us. As a result, we continue to experience significant credit losses through loan charge-offs. For the fiscal year ended September 25, 2009, our charge-offs, net of recoveries, for our entire loan portfolio were $11.1 million, or 15.8% of average net finance receivables, and charge-offs for the direct consumer loans and consumer sales finance contract segments were 20.7% of the related average receivables. These high levels of charge-offs have had a negative impact on our operations and profitability. Should the current economic conditions continue or worsen, our operations and profitability will continue to be materially and adversely affected.

Our significant shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of September 25, 2009, we had a shareholders’ deficit of $24,847,259, which means our total liabilities exceed our total assets. Bankruptcy law defines this as balance sheet insolvency. The existence of a significant shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it will likely have a negative effect on our operations and our liquidity and our ability to continue as a going concern.

Our lack of a significant line of credit could affect our liquidity.

We have operated without a significant line of credit for the past several years. We have been seeking for several months to obtain a line of credit as an additional source of long-term financing. If we fail to obtain a line of credit, we will be more dependent on the proceeds from the debentures and demand notes for our continued liquidity. Since our sales of the debentures and demand notes have been significantly curtailed, our failure to obtain a line of credit would negatively affect our ability to meet our obligations.

The collectibility of our finance receivables has been severely and negatively affected by general economic conditions and we have not been able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-filing insurance proceeds.

Our liquidity is dependent on, among other things, the collection of our finance receivables. We continually monitor the delinquency status of our finance receivables and promptly institute collection efforts on delinquent accounts. Collections of our consumer finance receivables have been severely and negatively affected by general economic conditions. Since we do not ordinarily perfect our security interest in collateral for loans, we have not been able to recover the full amount of outstanding receivables by resorting to the sale of collateral or receipt of non-filing insurance proceeds.

Our typical customer base has “subprime” credit ratings and higher than average credit risks which has resulted in increased loan defaults.

We typically lend money to individuals who have difficulty receiving loans from banks and other financial institutions because of credit problems or other adverse financial circumstances. Therefore, we have a higher risk of loan default among our customers than other lending companies. If we continue to suffer increased loan defaults, our operations will be materially adversely affected.

If we or our operations suffer from severe negative publicity, we could be faced with significantly greater payment or redemption obligations from holders of the demand notes than we have cash available for such payments or redemptions.

Because our demand notes are payable or redeemable at any time by holders, we cannot control the amount or timing of such payments or redemptions. If we or our operations suffer from severe negative publicity, we may receive significantly greater payment or redemption requests in a short time period than we have cash available to fund such payments or redemptions. In such event, we could be declared in default on the demand notes and other debt instruments.

Our internal controls over financial reporting may not be effective in preventing or detecting misstatements in our financial statements, and if we fail to detect material misstatements in our financial statements, our financial condition and operating results could be severely and negatively affected.

During our fiscal year ended September 25, 2008, we concluded that our system of internal controls over financial reporting contained a material weakness and was not operating effectively. This resulted in errors in our previously issued quarterly financial statements. There can be no assurance that in the future our system of internal controls would detect misstatements in our financial statements. If we fail to detect material misstatements in our financial statements in the future, our financial condition and operating results could be severely and negatively affected.

Hurricanes or other adverse weather events could negatively affect local economies or cause disruption to our branch office locations, which could have an adverse effect on our business or results of operations.

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

An increase in market interest rates may result in a reduction in our liquidity and increased losses or delay in our return to profitability and impair our ability to pay interest and principal on our debentures and demand notes.

Interest rates are currently at or near historic lows. Sustained, significant increases in interest rates could unfavorably impact our liquidity and increase our losses or delay our return to profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our demand notes and debentures and any bank debt we incur. Any reduction in our liquidity and increase in our losses or delay in our return to profitability would diminish our ability to pay principal and interest on the debentures and demand notes.

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

For fiscal year ended September 25, 2009, we are subject to the requirements of Section 404(A) of the Sarbanes-Oxley Act, and in order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we have evaluated our internal controls over financial reporting to allow management to report on our internal controls systems. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Beginning with the fiscal year ending September 25, 2010, our independent registered public accounting firm will be required to attest to our internal controls systems and may not be able or willing to issue a favorable assessment of our internal controls over financial reporting.

We are controlled by the Martin family and do not have any independent board members overseeing our operations.

Our board of directors consists of Bradley D. Bellville, our President, and Jefferey V. Martin. We do not have any independent directors on our board. In addition, The Vance R. Martin Family Trust owns a majority of the outstanding shares of our voting capital stock. While W. Derek Martin, our former Chairman, is no longer an officer or actively involved in our operations, he serves as the sole trustee of the Trust. Therefore, the Martin family will be able to exercise significant control over our affairs, including the election of directors.

Item 2.	Properties:

As of the date of this report, we lease all 102 of our branch office locations, the three used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP owns and leases to us the real estate for thirteen of these branch office locations, one used car lot and our corporate headquarters. One of our shareholders is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. In addition, Martin Sublease, L.L.C. leases from the owners, and subleases to us, 53 of these branch office locations and two used car lots.

Item 3.	Legal Proceedings:

As of the date of this report, neither we nor any of our officers or directors is a party to, and none of our property is presently the subject of, any pending or threatened legal proceeding or proceeding by a governmental authority that could have a material adverse effect on our business. We are a party to litigation and other contingent assets and liabilities arising in the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of the security holders during the quarter ended September 25, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6.	Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2009 and 2008, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2007, 2006, and 2005, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2006 and 2005, have been derived from our audited financial statements that are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2009	2008	2007	2006	2005
Interest and fee income	$15,589	$19,280	$19,481	$20,048	$18,843
Interest expense	(7,611)	(8,275)	(8,026)	(7,350)	(6,355)

Net interest and fee income before provision for credit losses	7,978	11,005	11,455	12,698	12,488
Provision for credit losses	(9,630)	(13,812)	(4,983)	(4,737)	(2,768)

Net revenue (loss) from interest and fees after provision for credit losses	(1,652)	(2,807)	6,472	7,961	9,720
Insurance commissions	8,354	9,615	10,120	11,263	10,490
Commissions from motor club memberships(1)	1,602	1,844	1,947	1,957	1,475
Delinquency fees	1,561	1,720	1,776	1,565	1,676
Income tax service income(2)	—	—	3	83	162
Other income	530	647	748	689	797

Net revenues before retail sales	10,395	11,019	21,066	23,518	24,320
Retail sales	16,019	17,164	19,002	17,972	15,061
Cost of sales	(10,366)	(11,131)	(12,170)	(11,611)	(9,358)

Gross margin on retail sales	5,653	6,033	6,832	6,361	5,703
Net revenues	16,048	17,052	27,898	29,879	30,023
Operating expenses	(28,426)	(28,469)	(27,604)	(29,151)	(29,205)

Net operating income (loss)	(12,378)	(11,417)	294	728	818
Other non-operating income	—	—	—	151
Loss on sale of property and equipment	(11)	(21)	(19)	(75)	(81)

Income (loss) before income tax benefit (expense)	(12,389)	(11,439)	275	804	737
Income tax benefit (expense)	438	(528)	101	(274)	(304)

Net income (loss)	$(11,951)	$(11,966)	$376	$530	$433

Ratio of earnings to fixed charges(3)	(4)	(4)	1.03	1.10	1.10

Cash and cash equivalents	$2,922	$12,541	$17,854	$12,920	$9,619
Finance receivables(5)	63,715	76,606	79,549	79,797	77,292
Allowance for credit losses	(7,432)	(8,876)	(3,711)	(3,139)	(2,632)

Finance receivables, net	56,283	67,730	75,838	76,658	74,660
Other receivables	717	957	861	1,013	1,099
Inventory	2,202	3,167	3,057	2,195	2,402
Property and equipment, net	4,227	4,906	4,220	4,581	4,850
Total assets	68,181	91,800	105,784	101,487	96,005
Senior debt	327	695	512	669	1,186
Senior subordinated debt	—	—	—	600	1,000
Subordinated debt, related parties	—	—	—	370	800
Debentures(6)	73,603	82,209	81,861	77,910	68,905
Demand notes(6)	3,147	3,658	5,991	8,137	12,867
Shareholders’ deficit	$(24,847)	$(12,896)	$(930)	$(1,305)	$(1,835)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.

(2)	Received from Cash Check Inc. of Ga., an affiliated entity.

(3)

The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.

(4)

Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $12,388,726 for the year ended September 25, 2009 and $11,438,560 for the year ended September 25, 2008.

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.

(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 7 to our consolidated audited financial statements for the year ended September 25, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2009	2008	2007
Direct Consumer Loans:
Number of Loans Made to New Borrowers	33,045	27,770	20,838
Number of Loans Made to Former Borrowers	64,774	57,862	55,117
Number of Loans Made to Existing Borrowers	50,504	85,329	110,364
Total Number of Loans Made	148,323	170,961	186,319
Total Volume of Loans Made	$48,940,971	$66,766,194	$73,350,400
Average Size of Loans Made	$330	$391	$394
Number of Loans Outstanding	52,684	66,862	76,284
Total of Loans Outstanding*	$22,257,244	$34,859,944	$40,719,291
Percent of Loans Outstanding	32.9%	42.3%	46.6%
Average Balance on Outstanding Loans	$422	$521	$534

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2009	2008	2007
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	775	763	977
Total Volume of Contracts Made	$14,097,733	$14,217,234	$17,965,678
Average Size of Contracts Made	$18,191	$18,633	$18,389
Number of Contracts Outstanding	2,742	2,726	2,798
Total of Contracts Outstanding*	$30,151,923	$30,707,329	$32,259,968
Percent of Total Loans and Contracts	44.6%	37.3%	36.9%
Average Balance on Outstanding Contracts	$10,996	$11,265	$11,530

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	2,241	865	137
Number of Loans Made to Former Customers	68	3,161	2,684
Number of Loans Made to Existing Customers	3,112	3,211	3,120
Total Contracts Made	5,421	7,237	5,941
Total Volume of Contracts Made	$17,046,757	$18,883,178	$16,869,906
Number of Contracts Outstanding	6,596	7,532	7,067
Total of Contracts Outstanding*	$15,176,373	$16,793,743	$14,466,682
Percent of Total Loans and Contracts	22.5%	20.4%	16.5%
Average Balance of Outstanding Contracts	$2,301	$2,230	$2,047

*	Contracts outstanding are exclusive of the following aggregate amounts of bankrupt accounts: $6,762,101 for the year ended September 25, 2009; $6,794,358 for the year ended September 25, 2008; and $6,115,375 for the year ended September 25, 2007.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	September 25, 2009	September 25, 2008	September 25, 2007
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$22,257,244	$34,859,944	$40,719,291
Motor Vehicle Installment	30,151,923	30,707,329	32,259,968
Consumer Sales Finance	15,176,373	16,793,743	14,466,682
Bankrupt Accounts	6,762,101	6,794,358	6,115,375

Total Gross Outstanding	$74,347,641	$89,155,374	$93,561,316

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge-offs represent the gross amount of loans charged off as uncollectible (charge-offs are shown net of non-filing insurance receipts in our Allowance for Credit Losses). Rebates represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See “Summary of Significant Accounting Policies – Income Recognition” in Note 2 to our Consolidated Financial Statements for further discussion related to rebates of interest. Other adjustments primarily represent accounts transferred to and from the department that administers bankrupt accounts.

	Fiscal Year Ended September 25, 2009	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007
Direct Consumer Loans:
Balance – beginning	$34,859,944	$40,719,291	$46,071,669
Loans originated	48,940,971	66,766,194	73,350,400
Collections	(40,671,119)	(47,076,723)	(52,252,511)
Refinancings	(10,912,645)	(14,791,503)	(18,154,981)
Charge-offs, gross	(7,228,663)	(7,357,665)	(4,066,752)
Rebates/other adjustments	(2,731,244)	(3,399,650)	(4,228,534)

Balance – end	$22,257,244	$34,859,944	$40,719,291

Consumer Sales Finance Contracts:
Balance – beginning	$16,793,743	$14,466,682	$11,813,566
Loans originated	17,046,757	18,883,178	16,869,906
Collections	(7,760,796)	(7,267,346)	(6,058,209)
Refinancings	(5,635,286)	(5,460,970)	(4,993,560)
Charge-offs, gross	(3,383,645)	(1,862,589)	(1,110,556)
Rebates/other adjustments	(1,884,400)	(1,965,212)	(2,054,465)

Balance – end	$15,176,373	$16,793,743	$14,466,682

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$30,707,329	$32,259,968	$31,280,840
Loans originated	14,097,733	14,217,234	17,965,678
Collections	(11,502,246)	(13,286,462)	(14,469,121)
Refinancings	—	—	—
Charge-offs, gross	(1,768,170)	(1,370,165)	(1,185,753)
Rebates/other adjustments	(1,382,723)	(1,113,246)	(1,331,676)

Balance – end	$30,151,923	$30,707,329	$32,259,968

Total Active Accounts:
Balance – beginning	$82,361,016	$87,445,941	$89,166,075
Loans originated	80,085,461	99,866,606	108,185,984
Collections	(59,934,161)	(67,630,531)	(72,779,841)
Refinancings	(16,547,931)	(20,252,473)	(23,148,541)
Charge-offs, gross	(12,380,478)	(10,590,419)	(6,363,061)
Rebates/other adjustments	(5,998,367)	(6,478,108)	(7,614,675)

Balance – end	$67,585,540	$82,361,016	$87,445,941

Total Bankrupt Accounts:
Balance – beginning	$6,794,358	$6,115,375	$5,618,931
Charge-offs, gross	(1,782,967)	(778,169)	(790,514)
Adjustments	1,750,710	1,457,152	1,286,958
Balance – end	$6,762,101	$6,794,358	$6,115,375

Total Gross O/S Receivables	$74,347,641	$89,155,374	$93,561,316

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2009	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007
Finance Receivables Originated:
Direct consumer loans	$48,940,971	$66,766,194	$73,350,400
Consumer sales finance	17,046,757	18,883,178	16,869,906
Motor vehicle installment sales	14,097,733	14,217,234	17,965,678
Total gross loans originated	80,085,461	99,866,606	108,185,984
Non-cash items included in gross finance receivables*	(21,745,038)	(26,531,233)	(31,243,362)

Finance receivables originated – cash flows**	$58,340,423	$73,335,373	$76,942,622

Loans Repaid:
Collections
Direct consumer loans	$40,671,119	$47,076,723	$52,252,512
Consumer sales finance	7,760,796	7,267,346	6,058,208
Motor vehicle installment sales	11,502,246	13,286,462	14,469,121

Finance receivables repaid – cash flows	$59,934,161	$67,630,531	$72,779,841

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $4,738,460 for the fiscal year ended September 25, 2009; $10,545,399 for the fiscal year ended September 25, 2008; and $10,545,399 for the fiscal year ended September 25, 2007.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 16 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The decrease in the net interest margin for the fiscal year ended September 25, 2009 was a result primarily of the suppressed average rate earned on outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines and significantly decrease our direct consumer loans, while we experienced only slight decreases in consumer sales finance contracts and motor vehicle installment contracts. These contracts generally yield a lower interest rate as compared to direct consumer loans. We also saw a slight increase in the average interest paid on our debt as a result of higher rates paid on short-term borrowings during fiscal year 2009.

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2009	2008	2007
Average net finance receivables (1)	$70,353,355	$79,929,788	$79,247,445
Average notes payable (2)	$78,753,900	$87,985,623	$87,680,692

Interest income	$11,506,002	$14,211,519	$14,742,029
Loan fee income	4,083,072	5,068,550	4,738,711

Total interest and fee income	15,589,074	19,280,069	19,480,740
Interest expense	7,611,185	8,275,310	8,025,969

Net interest and fee income before provision for credit losses	$7,977,889	$11,004,759	$11,454,771
Average interest rate earned	22.5%	24.1%	24.6%
Average interest rate paid	9.7%	9.4%	9.2%
Net interest rate spread	12.8%	14.7%	15.4%
Net interest margin (3)	11.6%	13.8%	14.5%

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to						Total net increase (decrease)
	Volume		Rate		Rate/Volume
	9/25/09	9/25/08	9/25/09	9/25/08	9/25/09	9/25/08	9/25/09	9/25/08
Earning assets:
Interest income on finance receivables:	$(2,517,649)	$(136,473)	$(1,005,772)	$(55,899)	$(167,574)	$(8,299)	$(3,690,995)	$(200,671)

Interest bearing liabilities:
Debentures & demand notes	(874,693)	19,996	131,167	303,295	(15,990)	746	(759,516)	324,037
Other debt	3,582	(47,906)	93,744	(16,611)	(1,935)	(10,179)	95,391	(74,696)

Total interest expense	(871,111)	(27,910)	224,911	286,684	(17,925)	(9,433)	(664,125)	249,341

Net interest income	$(1,646,538)	$(108,563)	$(1,230,683)	$(342,583)	$(149,649)	$1,134	$(3,026,870)	$(450,012)

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2009 and 2008. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2009	2008
Return on average assets (2)	-16.4%	-10.9%
Return on average shareholders’ deficit (3)	-61.9%	-181.6%
Average deficit to average assets ratio (4)	-26.5%	-6.0%

(1)	Averages are computed using quarter end balances.

(2)	Calculated as net income divided by average total assets during the fiscal year.

(3)	Calculated as net income divided by average shareholders’ deficit during the fiscal year.

(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained primarily to account for the probable losses inherent in the finance receivables portfolio. The allowance is calculated based upon management’s estimate of the expected collectibility of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on historical ratios of charge-offs to average notes receivable.

The following table shows these ratios of charge-offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge-offs are shown at gross amounts as presented in the receivable roll-forward above. Recoveries represent receipts from non-filing insurance claims and cash recoveries.

	As of, or for, the Fiscal Year Ended September 25,
	2009	2008	2007
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$45,172,898	$54,074,302	$53,453,781

Charge-offs – direct consumer	$7,228,663	$7,357,665	$4,066,752
Charge-offs – consumer sales finance	$3,383,645	$1,862,589	$1,110,556
Charge-offs – bankruptcy	$1,782,967	$778,169	$790,514

Total gross charge-offs	$12,395,275	$9,998,423	$5,967,822
Recoveries (all direct consumer)	$(3,027,086)	$(2,739,668)	$(2,751,142)

Charge-offs, net	$9,368,189	$7,258,755	$3,216,680
Percent of net charge-offs to average receivables	20.7%	13.4%	6.0%

Motor Vehicle Installment Sales Contracts:

Average net finance receivables	$25,180,457	$25,855,486	$25,793,664

Charge-offs, gross	$1,768,170	$1,370,165	$1,185,753
Recoveries	—	—	—

Charge-offs, net	$1,768,170	$1,370,165	$1,185,753
Percent of net charge-offs to average receivables	7.0%	5.3%	4.6%

Total Receivables:

Average net finance receivables	$70,353,355	$79,929,788	$79,247,445

Charge-offs, gross	$14,163,445	$11,368,588	$7,153,575
Recoveries (all direct consumer)	$(3,027,086)	$(2,739,668)	$(2,751,142)

Charge-offs, net	$11,136,359	$8,628,920	$4,402,433
Percent of net charge-offs to average receivables	15.8%	10.8%	5.6%

During fiscal year 2009, we continued to experience a high level of net charge-offs in both the consumer and automotive segments. Increases in unemployment and the recessionary economy continued to negatively impact our customer base. Net charge-offs in the consumer segment increased approximately $2.1 million over 2008 and the automotive segment saw increases of $0.4 million. See “Risk Factors – We suffered significant credit losses in 2009 due to continued weakening economic conditions, and there is no guarantee such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

During fiscal year 2008, gross charge-offs of finance receivables in the consumer segment increased dramatically. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place, which included active and ongoing legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. This resulted in an increase of approximately $4.0 million in consumer segment charge-offs and an increase of approximately $0.2 million in automotive segment charge-offs compared to fiscal year 2007.

As of September 25, 2009 and 2008, our allowance for credit losses was $7.4 million and $8.9 million, respectively. Based on both the significantly higher levels of 2009 and 2008 charge-offs and the continued extreme adverse economic conditions, management revised its methodology in determining the adequacy of its allowance to rely much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. In 2008, the revision in methodology in evaluating the sufficiency of the allowance resulted in an increase to the allowance and an additional provision of approximately $4.6 million. In 2009, the allowance decreased due to the decrease in net finance receivables over the course of fiscal year 2009. Our liquidity issues have caused us to significantly curtail our historical level of lending and thus caused us to tighten our lending guidelines. This has resulted in a lower delinquency amount and factored into the determination of the allowance. The allowance for credit losses has remained relatively constant at 11.7% and 11.6% of the net outstanding finance receivables at September 25, 2009 and 2008, respectively.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Our gross finance receivables on non-accrual status, including bankruptcy accounts, totaled approximately $14.6 million and approximately $17.8 million for the fiscal years ended September 25, 2009 and 2008, respectively. Suspended interest as a result of these non-accrual accounts totaled $0.9 million, $1.2 million and $1.1 million for the fiscal years ended September 25, 2009, 2008 and 2007, respectively. Generally, we do not refinance delinquent accounts. However, on occasion a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing. Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2009 and 2008.

	As of September 25, 2009			Bankrupt Accounts	Total
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts
Gross Loans and Contracts Receivable	$22,257,244	$15,176,373	$30,151,923	$6,762,101	$74,347,641
Loans and Contracts 60-90 days past due	$682,094	$377,524	$424,429	$272,538	$1,756,585
Percentage of Outstanding	3.06%	2.49%	1.41%	4.03%	2.36%
Loans and Contracts greater than 90 days past due	$4,774,562	$2,153,578	$787,638	$4,221,045	$11,936,823
Percentage of Outstanding	21.45%	14.19%	2.61%	62.42%	16.06%
Loans and Contracts greater than 60 days past due	$5,456,656	$2,531,102	$1,212,067	$4,493,583	$13,693,408
Percentage of Outstanding	24.52%	16.68%	4.02%	66.45%	18.42%

	As of September 25, 2008			Bankrupt Accounts	Total
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts
Gross Loans and Contracts Receivable	$34,859,944	$16,793,743	$30,707,329	$6,794,358	$89,155,374
Loans and Contracts 60-90 days past due	$665,191	$300,922	$338,953	$242,639	$1,547,705
Percentage of Outstanding	1.91%	1.79%	1.10%	3.57%	1.74%
Loans and Contracts greater than 90 days past due	$7,486,842	$3,212,367	$285,407	$4,093,590	$15,078,206
Percentage of Outstanding	21.48%	19.13%	0.93%	60.25%	16.91%
Loans and Contracts greater than 60 days past due	$8,152,033	$3,513,289	$624,360	$4,336,229	$16,625,911
Percentage of Outstanding	23.39%	20.92%	2.03%	63.82%	18.65%

Results of Operations

Comparison of Fiscal Years Ended September 25, 2009 and 2008

Net Revenues

Net revenues were $16.0 million and $17.0 million for the fiscal years ended September 25, 2009 and 2008, respectively. The $1.0 million decrease in net revenues was primarily a result of the significant decrease in interest and fee income as well as other components of loan-related income. These decreases in income were partially offset by significant decreases in the provision for credit losses.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $8.0 million and $11.0 million for the fiscal years ended September 25, 2009 and 2008, respectively. Total interest and fee income decreased $3.7 million. Liquidity issues caused us to curtail historical lending levels resulting in a 20% decrease in finance receivables originated in 2009 compared to 2008. Interest expense decreased $0.7 million from $8.3 million in 2008 to $7.6 million in 2009 due to a decrease in outstanding debt of $9.5 million during fiscal year 2009.

Provision for Credit Losses

Provision for credit losses was $9.6 million and $13.8 million for the fiscal years ended September 25, 2009 and 2008, respectively. Charge-offs, net of recoveries, increased by $2.5 million, from $8.6 million to $11.1 million, in fiscal year 2009 over 2008. Charge-offs expressed as a percentage of average net finance receivables increased to 15.8% in fiscal year 2009, compared to 10.8% in fiscal year 2008. However, we experienced a significant decrease in the dollar amount of net finance receivables outstanding, which is the basis for determining the allowance for credit losses. This and other factors led us to establish the allowance for credit losses at a level that resulted in a decrease at September 25, 2009 as compared to September 25, 2008, with a corresponding decrease in the provision for credit losses. See “Risk Factors – We suffered significant credit losses in 2009 due to continued weakening economic conditions, and there is no guarantee such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased from $11.5 million in fiscal year 2008 to $10.0 million in fiscal year 2009. Of the total for fiscal year 2009, commissions on credit insurance products were $5.7 million and non-credit insurance products and motor club memberships were $4.3 million. Approximately 67.3% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income were in aggregate $2.1 million and $2.4 million for fiscal years ended September 25, 2009 and 2008, respectively. This decrease is consistent with the decrease in all loan-related income components.

Gross Margin on Retail Sales

Gross margin on retail sales were $5.7 million and $6.0 million for the fiscal years ended September 25, 2009 and 2008, respectively. Sales and gross margins in the consumer segment were $6.6 million and $2.9 million, respectively for fiscal year 2009 and $7.4 million and $3.3 million, respectively, for fiscal year 2008. In the automotive segment, sales were $9.1 million, down $0.4 million from 2008 sales of $9.5 million. Gross margins remained the same as 2008 gross margins of $2.4 million. We were encouraged by the small decreases in overall sales during fiscal year 2009 in light of the poor general economic conditions. We view this as a positive indicator for retail sales entering fiscal year 2010.

Operating Expenses/Impairment loss from write-down of goodwill

Operating expenses were $28.4 million and $28.5 million for the fiscal years ended September 25, 2009 and 2008, respectively. Although our lending activities and resulting income in the fiscal year ended September 25, 2009 decreased significantly, many components of operating expenses do not vary with income levels. Personnel expenses increased $0.2 million in 2009 over 2008 due to increases in health insurance costs. Facilities expense increased $0.2 million due to higher utility expenses and scheduled increases in facility leases. General and administrative expenses decreased by $0.2 million based on lower communication and supplies expenses. Other operating expenses decreased $0.3 million due to an impairment charge to goodwill of $1.0 million in fiscal year 2008, which was offset by $0.5 million in legal costs associated with the settlement of a lawsuit and increases in other professional expenses in 2009. We also recorded a loss of $0.1 million on the sale of finance receivables in 2009.

Income Tax Expense (Benefit)

Income tax benefit was $0.4 million and income tax expense was $0.5 million for the fiscal years ended September 25, 2009 and 2008, respectively. For the fiscal year ended September 25, 2009, we increased the valuation allowance for our deferred income tax asset by $4.2 million compared to $4.8 million for the year ended September 25, 2008, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax expense.

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

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $11.0 million and $11.5 million for the fiscal years ended September 25, 2008 and 2007, respectively. Total interest and fee income decreased $0.2 million while interest expense increased $0.3 million, from $8.0 million in 2007 to $8.3 million in 2008.

Provision for Credit Losses

Provision for credit losses was $13.8 million and $5.0 million for the fiscal years ended September 25, 2008 and 2007, respectively. Charge-offs net of recoveries increased by $4.2 million in fiscal year 2008 over 2007. During the fourth quarter of 2008, in conjunction with their initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of its implementation of a new accounting system for loans, management performed an extensive analysis to determine the amount of past due loans over 180 days delinquent which had not been charged off. The purpose of the analysis was to determine branch level controls over the determination of collectibility of past due loans. Although delinquent loans were being actively monitored and collection efforts were taking place, which included active and ongoing legal processes, management determined that there was not sufficient evidence to support the deferral of probable losses inherent in these loans, especially given the change in the economy and current liquidity crisis. Accordingly, management expanded its analysis and scrutiny of delinquent loans, which resulted in an abnormal amount of charge-offs in fiscal year 2008. Based on both the abnormal 2008 charge-offs and the extreme adverse economic data published in the fourth quarter of fiscal year 2008, management revised its methodology in determining the adequacy of its allowance and now relies much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. The revision in methodology in evaluating the sufficiency of the allowance resulted in an increase to the allowance and an additional provision for credit losses of approximately $4.6 million in fiscal year 2009.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased from $12.1 million in 2007 to $11.5 million in fiscal year 2008. During fiscal year 2008, commissions on credit insurance products were $6.6 million and non-credit insurance products and motor club memberships were $4.9 million. Approximately 65.8% of our loans during this period included one or more of our insurance products or motor club memberships. Delinquency fees and other income were in aggregate $2.3 million and $2.5 million for the fiscal years ended September 25, 2008 and 2007, respectively. This decrease was partially due to the decreases in delinquency fees as well as other miscellaneous charges and products included in other income.

Gross Margin on Retail Sales

Gross margin on retail sales were $6.0 million and $6.8 million for the fiscal years ended September 25, 2008 and 2007, respectively. Sales and gross margins in the consumer segment in fiscal year 2008 were $7.4 million and $3.3 million, respectively, an increase of $0.8 million and $0.3 million over fiscal year 2007. In the automotive segment, sales were $9.5 million, down $2.6 million from fiscal year 2007, and gross margins decreased $1.1 million from $3.8 million to $2.7 million. The decline in vehicle sales is consistent with the auto industry’s overall decrease in sales due to the poor general economic conditions and decline in consumer spending.

Operating Expenses

Operating expenses were $28.5 million and $27.6 million for the fiscal years ended September 25, 2008 and 2007, respectively. Personnel expenses increased $0.2 million in 2008 over 2007 due to increases in bonuses and other incentives. Other operating expenses increased $0.5 million or 9%. Although we have continued to refine our process for customer solicitation that resulted in savings in postage and other costs, we recorded an impairment charge to goodwill of $1.0 million in fiscal year 2008. We also curtailed the advertising for our securities offerings. Travel and related cost were also down from prior year levels due to a decreased number of personnel required to travel. General and administrative expenses increased approximately $0.1 million or 4% as a result of the cost associated with the implementation of a new computer system for our branch operations.

Income Tax Expense (Benefit)

Income tax expense was $0.5 million and income tax benefit was $0.1 million for the fiscal years ended September 25, 2008 and 2007, respectively. For the fiscal year ended September 25, 2008, we increased the valuation allowance for our deferred income tax asset by $4.8 million, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $9.6 million during fiscal year 2009 from a balance of $12.5 million at September 25, 2008 to $2.9 million at September 25, 2009, as compared to a decrease of approximately $5.3 million during fiscal year 2008 from a balance of $17.9 million at September 25, 2007 to $12.5 million at September 25, 2008. During 2009, we redeemed an unusually high amount of debentures ($18.6 million)

while the proceeds from the sale of debentures were $10.0 million. The primary source of cash was repayments from customers on finance receivables ($59.9 million) while cash used for origination of finance receivables was $58.3 million. Other uses of cash were purchases of property and equipment ($0.7 million), redemption of demand notes ($0.5 million) and repayments on senior debt ($0.4 million).

Below is a table showing the net effect of our cash flows from financing activities for our fiscal years ended September 25, 2009 and 2008:

	2009	2008
Senior debt – borrowing	$3,959,931	$2,805,819
Senior debt – repayments	(4,328,304)	(2,622,592)

Net	$(368,373)	$183,227

Demand notes – borrowing	$3,002,554	$3,151,573
Demand notes – repayments	(3,514,007)	(5,484,787)

Net	$(511,453)	$(2,333,214)

Debentures – borrowing	$10,028,146	$15,435,214
Debentures – repayments	(18,634,536)	(15,087,019)

Net	$(8,606,390)	$348,195

Cash payments for interest for the fiscal years ended September 25, 2009 and 2008 were as follows:

	2009	2008
Senior debt	$176,312	$78,174
Debentures and demand notes	8,826,819	7,671,351

Total interest payments	$9,003,131	$7,749,525

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered debentures and demand notes to investors as a significant source of our required capital. We rely on the sale of debentures and demand notes to fund redemption obligations, make interest payments and to fund other company working capital.

During the fiscal year ended September 25, 2009, we (1) received gross proceeds of $10.0 million from the sale of debentures and $3.0 million from the sale of demand notes, and (2) paid $18.6 million for redemption of debentures and $3.5 million for redemption of demand notes. As of September 25, 2009, we and our subsidiary, The Money Tree of Georgia Inc., had $73.6 million of debentures and $3.1 million of demand notes outstanding, compared to $82.2 million of debentures and $3.6 million of demand notes outstanding as of September 25, 2008. Accrued interest payable on debentures and demand notes was $13.5 million and $14.9 million as of September 25, 2009 and 2008, respectively. This decrease is a result of the unusually high amount of debentures redeemed during fiscal year 2009. See “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Debentures may be redeemed at our investors’ option at the end of the interest adjustment period selected by them (one year, two years or four years) or at maturity. Demand notes may be redeemed by holders at any time.

Our obligations with respect to the debentures and demand notes are governed by the terms of indenture agreements with U.S. Bank National Association, as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any debenture or demand note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding debentures or demand notes could declare all principal and accrued interest immediately due and payable. Since our total assets do not cover these debt payment obligations, we would most likely be unable to make all payments under the debentures or demand notes when due, and we might be forced to cease our operations.

Lack of a Significant Line of Credit

Although we have been without a significant line of credit for the past several years, we are evaluating the possibility of obtaining a line of credit or other forms of capital to meet our future liquidity needs. In fiscal year 2009, loans repaid were approximately $60.0 million. This represents approximately 81% of our average gross outstanding finance receivables during the period. The average term of our direct consumer loans is less than seven months; therefore, if we anticipate having short-term cash flow problems over the next 12 months, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow, while continuing to explore other financing options if any are available.

We are evaluating the possibility of obtaining a line of credit for our long-term financing needs. If we fail to secure a line of credit, we will continue to be heavily reliant upon the sale of debentures and demand notes for our liquidity. If we are unable to sell sufficient debentures and demand notes for any reason and we fail to obtain a line of credit or other source of financing, our ability to meet our obligations, including our redemption obligations with respect to the debentures and demand notes, could be materially and adversely affected. Please see “Risk Factors – Our lack of a significant line of credit could affect our liquidity” and “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Subsequent Events

As of September 26, 2009, we ceased sales operation at our Columbus, Georgia used car lot due to poor sales performance and operating losses. Collection activity will continue at this location. In conjunction with this action, we moved one of our two loan offices in Columbus, Georgia to this facility.

As of November 25, 2009, we had redeemed $0.4 million more in debentures than we had sold and we had sold $0.1 million more demand notes than we had redeemed. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Recent Accounting Pronouncements

Set forth below are recent accounting pronouncements that may have a future effect on operations.

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (“FASB ASC”) establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of previous guidance that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. These revisions to FASB ASC 860, “Transfers and Servicing,” must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC 810, “Consolidation,” is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. These revisions which are a part of FASB ASC 805, “Business Combinations,” addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued revised guidance for accounting for financial guarantee insurance contracts. These revisions which are a part of FASB ASC 944, “Financial Services-Insurance,” clarifies the application of GAAP to financial guarantee insurance contracts included within the scope of the guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. We do not expect this guidance will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new guidance concerning “Disclosures about Derivative Instruments and Hedging Activities,” which is included in FASB ASC 815. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect this guidance to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance for the accounting of noncontrolling interests. This new guidance, which is part of FASB ASC 810, “Consolidations,” establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that this guidance will have on its consolidated financial statements. This guidance is effective for our fiscal year beginning September 26, 2009.

In December 2007, the FASB issued revised guidance for the accounting of business combinations. These revisions to FASB ASC 805, “Business Combinations,” require that the acquisition method of accounting (previously the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply prospectively to business combinations for which the acquisition date is on or after September 26, 2009. While we have not yet evaluated this statement for the impact, if any, that this guidance will have on its consolidated financial statements, we will be required to expense costs related to any acquisitions after September 25, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not been codified. SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. We are currently evaluating the impact, if any, this standard will have on our consolidated financial statements.

Critical Accounting Policies

Our accounting and reporting policies conform with GAAP and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for credit losses involves a higher degree of judgment and complexity than our other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires material estimates including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

Finance receivables are considered impaired (i.e., income recognition ceases) as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Finance receivables on which payments are past due 90 days or more are considered impaired unless they are well-secured and in the process of collection or renewal. Any losses incurred from finance receivables that are impaired are charged off at 180 days past due. Related accrued interest and fees are reversed against current period income.

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

In 2008, management revised its methodology in determining the adequacy of the allowance for credit losses and now relies much more heavily on current data available rather than simply looking at average charge-offs over the most recent three years. Otherwise, we have not substantially changed any aspect of our overall approach in the application of the foregoing policies. There have been no other material changes in assumptions or estimation techniques utilized as compared to previous years. Please refer to Note 2 in the notes to our audited consolidated financial statements for details regarding our significant accounting policies.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates would likely unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on our customer loans and interest rates we pay to our note holders, banks and finance companies. Inflation may also negatively affect our operating expenses.

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 11 and 14 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2009:

Contractual Obligations

	Payments Due by Period (in thousands)			3 – 5 years	More than 5 years
	Total	Less than 1 year	1 – 3 years
Long term debt	$77,076	$23,770	$36,815	$16,491	$—
Operating leases	6,801	2,753	2,966	974	108

Total obligations	$83,877	$26,523	$39,781	$17,465	$108

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates would likely adversely affect our growth and profitability since we would be required to increase the interest rates we pay to holders of debentures at the end of each interest adjustment period. We would also face pressure to increase interest rates on our demand notes to stay competitive. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium- and long-term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. Please see Note 7 in the notes to our audited consolidated financial statements for information on our debt, including maturities and interest rates.

Item 8.	Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries (the “Company”) as of September 25, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended September 25, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended September 25, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida
December 23, 2009

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2009	2008
Assets
Cash and cash equivalents	$2,921,777	$12,541,302
Finance receivables, net	56,282,881	67,730,473
Other receivables	716,661	956,752
Inventory	2,201,966	3,167,021
Property and equipment, net	4,226,555	4,906,189
Other assets	1,831,146	2,498,205

Total assets	$68,180,986	$91,799,942

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,489,269	$3,278,870
Accrued interest payable	13,462,931	14,854,877
Demand notes	3,146,707	3,658,160
Senior debt	326,517	694,890
Variable rate subordinated debentures	73,602,821	82,209,211

Total liabilities	93,028,245	104,696,008

Commitments and contingencies (see Notes 11 and 14)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(26,524,906)	(14,573,713)

Total shareholders’ deficit	(24,847,259)	(12,896,066)

Total liabilities and shareholders’ deficit	$68,180,986	$91,799,942

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended September 25,	2009	2008	2007
Interest and fee income	$15,589,074	$19,280,069	$19,480,740
Interest expense	(7,611,185)	(8,275,310)	(8,025,969)

Net interest and fee income before provision for credit losses	7,977,889	11,004,759	11,454,771
Provision for credit losses	(9,629,722)	(13,812,192)	(4,982,494)

Net revenue (loss) from interest and fees after provision for credit losses	(1,651,833)	(2,807,433)	6,472,277
Insurance commissions	8,354,410	9,615,005	10,120,463
Commissions from motor club memberships from company owned by related parties	1,601,482	1,844,341	1,946,476
Delinquency fees	1,561,013	1,719,608	1,775,728
Income tax service agreement income from company owned by related parties	—	—	3,310
Other income	529,541	647,406	747,829

Net revenue before retail sales	10,394,613	11,018,927	21,066,083

Retail sales	16,019,081	17,164,407	19,001,858
Cost of sales	(10,365,638)	(11,131,463)	(12,170,317)

Gross margin on retail sales	5,653,443	6,032,944	6,831,541

Net revenues	16,048,056	17,051,871	27,897,624

Operating expenses
Personnel expense	(15,732,538)	(15,530,590)	(15,349,102)
Facilities expense	(3,981,370)	(3,807,540)	(3,760,048)
General and administrative expenses	(3,062,752)	(3,287,831)	(3,150,330)
Other operating expenses	(5,649,625)	(4,852,247)	(4,978,335)
Impairment loss from writedown of goodwill	—	(991,243)	(365,824)

Total operating expenses	(28,426,285)	(28,469,451)	(27,603,639)

Net operating income (loss)	(12,378,229)	(11,417,580)	293,985
Loss on sale of property and equipment	(10,497)	(20,980)	(19,012)

Income (loss) before income tax benefit (expense)	(12,388,726)	(11,438,560)	274,973
Income tax benefit (expense)	437,533	(527,806)	100,664

Net income (loss)	$(11,951,193)	$(11,966,366)	$375,637

Net income (loss) per common share, basic and diluted	$(404.49)	$(405.01)	$12.71

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock				Accumulated Deficit	Total Shareholders’ Deficit
	Class A Voting		Class B Non-voting
	Shares	Stated Value	Shares	Stated Value
Balance at September 25, 2006	2,686	$1,677,647	26,860	$—	$(2,982,984)	$(1,305,337)
Net income	—	—	—	—	375,637	375,637

Balance at September 25, 2007	2,686	1,677,647	26,860	—	(2,607,347)	(929,700)
Net loss	—	—	—	—	(11,966,366)	(11,966,366)

Balance at September 25, 2008	2,686	1,677,647	26,860	—	(14,573,713)	(12,896,066)
Net loss	—	—	—	—	(11,951,193)	(11,951,193)

Balance at September 25, 2009	2,686	$1,677,647	26,860	$—	$(26,524,906)	$(24,847,259)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(11,951,193)	$(11,966,366)	$375,637
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	9,629,722	13,812,192	4,982,494
Depreciation	880,119	793,776	794,418
Amortization	4,524	5,714	5,714
Impairment loss from write-down of goodwill	—	991,243	365,824
Deferred income tax expense (benefit)	—	1,210,000	(565,000)
Loss on sale of property and equipment	10,497	20,980	19,012
Loss on sale of finance receivables	148,063	—	—
Change in assets and liabilities:
Other receivables	240,091	(93,396)	151,586
Inventory	965,055	(110,246)	(861,312)
Other assets	662,535	(753,777)	360,762
Accounts payable and other accrued liabilities	(789,601)	(741,186)	494,778
Accrued interest payable	(1,391,946)	525,785	2,747,680

Net cash (used in) provided by operating activities	(1,592,134)	3,694,719	8,871,593

Cash flows from investing activities
Finance receivables originated	(58,340,423)	(73,335,373)	(76,942,622)
Finance receivables repaid	59,934,161	67,630,531	72,779,841
Purchase of property and equipment	(706,512)	(1,586,379)	(1,032,849)
Proceeds from sale of property and equipment	495,530	85,319	580,338
Proceeds from sale of finance receivables	76,069	—	—

Net cash provided by (used in) investing activities	1,458,825	(7,205,902)	(4,615,292)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(368,373)	183,227	(156,886)
Demand notes	(511,453)	(2,333,214)	(2,145,476)
Repayments on senior subordinated debt	—	—	(600,000)
Repayments on junior subordinated debt to related parties	—	—	(370,000)
Proceeds-variable rate subordinated debentures	10,028,146	15,435,214	14,132,396
Payments-variable rate subordinated debentures	(18,634,536)	(15,087,019)	(10,181,582)

Net cash (used in) provided by financing activities	(9,486,216)	(1,801,792)	678,452

Net change in cash and cash equivalents	(9,619,525)	(5,312,975)	4,934,753
Cash and cash equivalents, beginning of year	12,541,302	17,854,277	12,919,524

Cash and cash equivalents, end of year	$2,921,777	$12,541,302	$17,854,277

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$9,003,131	$7,749,525	$5,278,289

Income taxes	$—	$268,642	$198,897

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries (the “Company”) consists of the operation of finance company offices which originates direct consumer loans and sales finance contracts in 102 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of three used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone and prepaid cellular services.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of The Money Tree Inc. and its subsidiaries, all of which are wholly owned by The Money Tree Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Subsequent events have been evaluated through the date the financial statements were issued.

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from those estimates. Significant estimates include the determination of the allowance for credit losses relating to the Company’s finance receivables. This evaluation is inherently subjective, and, as such, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company in 2009 reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the years ended September 25, 2009 and 2008, respectively, the Company has incurred net losses of $11,951,193 and $11,966,366, and has had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $1,651,833 and $2,807,433 and, as of September 25, 2009 and 2008, had a shareholders’ deficit of $24,847,259 and $12,896,066, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment; however, the current economic environment makes the cash forecast difficult to predict. The average term of our direct consumer loans is less than seven months and, therefore, if we anticipate having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the year ended September 25, 2009, the Company reduced its debt and related accrued interest by $10.9 million and tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $15.0 million from the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Recognition

GAAP requires that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. An interest yield method is used by the Company on each individual precomputed account to calculate income for ongoing accounts; however, state regulations often allow interest refunds to be made according to the Rule of 78s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that most precomputed accounts are adjusted to a Rule of 78s basis effective yield. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2009, 2008, and 2007 were $1,325,777, $2,227,772, and $2,504,285, respectively.

Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. Accrual of interest income on other finance receivables is suspended when no payment has been made on an account for 60 days or more on a contractual basis. Loans are returned to active status and earning or accrual of income is resumed when all of the principal and interest amounts contractually due are brought current (one or more full contractual monthly payments are received and the account is less than 90 or 60 days contractually delinquent), at which time management believes future payments are reasonably assured. Interest accrued on loans charged off is reversed against interest income in the current period. Any amounts charged off that related to prior periods are not material for any period presented.

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

Commissions earned from Interstate Motor Club, Inc., a related party, on the sale of motor club memberships are recognized at the time the membership is sold. The Company has no obligations related to refund of membership fees on cancellations. Claims filed by members are the responsibility of the issuer of the membership.

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

Credit Losses

The allowance for credit losses is determined by several factors. Recent historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Further, the Company adjusts the allowance to reflect any enhancement or deterioration in the quality of the loan portfolio, primarily based on a review of loan delinquencies. Management believes this evaluation process provides an adequate allowance for credit losses due to the Company’s loan portfolio in the consumer segment consisting of a large number of smaller balance homogeneous loans. Also, a review of loans that comprised the automotive segment is performed monthly to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, the Company may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize the Company’s loss. Management routinely evaluates the inherent risks and change in the composition of the loan portfolio based on their extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. In most instances, an insurance product is purchased in conjunction with the loan. In the event of the death or injury of the customer or damage to pledged collateral, the proceeds from the claims would generally pay off or continue payments on the loan, thereby negating any consideration in the allowance determination. In other instances, a non-filing or non-recording insurance policy is made in conjunction with the loan, (see description of non-filing insurance below). Proceeds from these claims are netted against charge-offs as recoveries in the determination of the allowance. Provisions for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses at a level considered adequate to cover the probable loss inherent in the finance receivable portfolio. Each month, regional management reviews potential accounts for charge-off with local branch management. A comprehensive charge-off checklist is utilized to assist management in verifying that all collection activity and procedures have been followed. Once completed, it is submitted to senior management for final review.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s charge-off policy requires that balances be charged off when they are 180 days since last payment, unless upon review by management, the balance is deemed collectible by garnishment of wages, bankruptcy proceedings or other collection methods. Also, an account may be charged off if it is determined by senior management that the account is uncollectible due to certain circumstances, as in the death of the customer who did not elect to purchase credit life insurance for the loan contract or in situations when repossession and sale of collateral occurs and the balance is not recoverable through the legal process or other methods. Loan balances charged off exclude accrued interest, which is reversed against interest income. Accounts that are to be disbursed under a plan of bankruptcy are monitored separately from other accounts. The charge-off policy generally coincides with the bankruptcy plan period while payments are scheduled under the loan. Direct consumer loans are charged off net of proceeds from non-filing insurance (see discussion below). For consumer sales finance and motor vehicle installment sales contracts, the Company is granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off.

Non-file insurance

Non-file premiums are charged on direct consumer loans at inception and renewal in lieu of recording and perfecting the Company’s security interest in the assets pledged on such loans and are remitted to a third-party insurance company for non-filing insurance coverage. Non-file insurance is not available for motor vehicle installment sales contracts and consumer sales finance contracts. Certain losses related to such direct consumer loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations. These limitations include: no loans may exceed $5,000 to any one customer; no loans may exceed 36 months in term; and no fraudulent loans. When accounts covered by non-filing insurance are deemed uncollectible, they are charged off and the claim filed with the insurance carrier, usually within 30 days. Proof of coverage and documentation of collection activity are submitted with the claim. Recoveries from non-filing insurance are reflected in the accompanying consolidated financial statements as a reduction in credit losses and receivables related to such claim recoveries are included in other receivables (see Note 3).

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

Goodwill

During the years ended September 25, 2008 and 2007 in conjunction with the annual goodwill impairment testing process, the Company recorded impairment charges in the amount of $991,243 and $365,824, respectively. No goodwill was recorded as of September 25, 2009 and 2008.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (other than Goodwill)

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years. In management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2009 and 2008.

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

Subordinated debentures. Fair value approximates $76,372,000 compared to the carrying value of $73,603,000 based on the calculation of the present value of the expected future cash flows associated with the debentures. The debenture holder also may redeem the debenture for 100 percent of the principal on demand subject to a 90-day interest penalty.

Demand notes. The carrying value approximates fair value due to rights to withdraw the balance at any time.

Senior debt. The carrying value of the Company’s senior debt approximates fair value due to the relatively short period of time from origination of the instruments and their expected payment.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $412,823, $616,055, and $704,972 for the years ended September 25, 2009, 2008, and 2007, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the method of presentation used in 2009.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (“FASB ASC”) establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of previous guidance that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. These revisions to FASB ASC 860, “Transfers and Servicing,” must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC 810, “Consolidation,” is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. These revisions, which are a part of FASB ASC 805, “Business Combinations,” address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued revised guidance for accounting for financial guarantee insurance contracts. These revisions, which are a part of FASB ASC 944, “Financial Services-Insurance,” clarify the application of GAAP to certain financial guarantee insurance contracts included within the scope of the guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. We do not expect this guidance will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new guidance concerning “Disclosures about Derivative Instruments and Hedging Activities,” which is included in FASB ASC 815. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect this guidance to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance for the accounting of noncontrolling interests. This new guidance, which is part of FASB ASC 810, “Consolidations,” establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that this guidance will have on its consolidated financial statements. This guidance is effective for our fiscal year beginning September 26, 2009.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued revised guidance for the accounting of business combinations. These revisions to FASB ASC 805, “Business Combinations,” require that the acquisition method of accounting (previously the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply prospectively to business combinations for which the acquisition date is on or after September 26, 2009. While we have not yet evaluated this statement for the impact, if any, that this guidance will have on its consolidated financial statements, we will be required to expense costs related to any acquisitions after September 25, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not been codified. SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. We are currently evaluating the impact, if any, this standard will have on our consolidated financial statements.

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2009	2008
Finance receivables, direct consumer	$29,019,345	$41,654,302
Finance receivables, consumer sales finance	15,176,373	16,793,743
Finance receivables, auto sales finance	30,151,923	30,707,329

Total gross finance receivables	74,347,641	89,155,374
Unearned insurance commissions	(1,996,614)	(2,793,425)
Unearned finance charges	(9,243,875)	(10,621,034)
Accrued interest receivable	608,209	865,885

Finance receivables, before allowance for credit losses	63,715,361	76,606,800
Allowance for credit losses	(7,432,480)	(8,876,327)

Finance receivables, net	$56,282,881	$67,730,473

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2009	2008	2007
Beginning balance	$8,876,327	$3,710,679	$3,139,359
Provisions for credit losses	9,629,722	13,812,192	4,982,494
Charge-offs, net of insurance recoveries	(11,367,962)	(8,825,129)	(4,583,650)
Recoveries	231,604	196,208	181,218
Other	62,789	(17,623)	(8,742)

Ending balance	$7,432,480	$8,876,327	$3,710,679

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2009, 2008, and 2007, cash collections of receivables (including principal, renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $76,482,092, $87,883,004, and $95,928,382, respectively, and these cash collections were 104 percent, 102 percent, and 102 percent of average gross finance receivable balances (excluding accounts in bankruptcy), respectively.

Finance receivables in a non-accrual status, including accounts in bankruptcy, totaled $14,477,879, $17,778,974, and $20,132,798 at September 25, 2009, 2008 and 2007, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group. The allowance for credit losses related to the entire portfolio of loans was $7,432,480, $8,876,327, and $3,710,679 at September 25, 2009, 2008 and 2007, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $916,802, $1,167,918, and $1,149,545 for the years ended September 25, 2009, 2008, and 2007, respectively.

Finance receivables charged off are net of proceeds from non-filing insurance. The Company purchases non-filing insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording these liens. Amounts recovered from non-filing insurance claims totaled $2,795,483, $2,543,460, and $2,569,924, for the years ended September 25, 2009, 2008, and 2007, respectively. If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-filing insurance claims were $421,132 and $514,897 at September 25, 2009 and 2008, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2009	2008
Used automobiles	$1,159,473	$1,529,078
Home furnishings and electronics	1,042,493	1,637,943

Total inventory	$2,201,966	$3,167,021

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2009	2008
Furniture and equipment	$6,025,876	$6,978,418
Airplane	174,000	609,155
Automotive equipment	550,181	543,154
Leasehold improvements	2,833,393	2,698,008

	9,583,450	10,828,735
Accumulated depreciation	(5,356,895)	(5,922,546)

Total property and equipment, net	$4,226,555	$4,906,189

Depreciation expense totaled $880,119, $793,776, and $794,418, for the years ended September 25, 2009, 2008 and 2007, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2009	2008
Accounts payable	$150,144	$271,815
Insurance payable, loan related	414,470	639,167
Accrued payroll	472,772	507,484
Accrued payroll taxes	35,642	38,420
Money orders	—	530,888
Sales tax payable	1,072,007	1,210,579
Other liabilities	344,234	80,517

Total accounts payable and other accrued liabilities	$2,489,269	$3,278,870

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – DEBT

Debt consisted of the following:

September 25,	2009	2008
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due in 2010. The carrying values of the collateral at September 25, 2009 and 2008 were $362,206 and $725,910, respectively.	$326,517	$694,890

Total senior debt	326,517	694,890

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2013.	30,730,844	45,020,194

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2013.	42,871,977	37,189,017

Total subordinated debentures	73,602,821	82,209,211

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	441,747	613,442

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	2,704,960	3,044,718

Total demand notes	3,146,707	3,658,160

Total debt	$77,076,045	$86,562,261

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – DEBT (CONTINUED)

The debentures may be redeemed at the holder’s option at the end of the interest adjustment period selected (one year, two years or four years) or at maturity. Redemption prior to maturity or interest adjustment period is at the Company’s discretion and subject to a 90 day interest penalty. Demand notes may be redeemed by holders at any time. The Company intends to meet its obligation to repay such debt with cash generated from sales of the debentures and demand notes, cash on hand, income from operations or working capital.

Our obligations with respect to the debentures and demand notes are governed by the terms of indenture agreements with U.S. Bank National Association, as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any debenture or demand note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding debentures or demand notes could declare all principal and accrued interest immediately due and payable. Since our total assets do not cover these debt payment obligations, we would most likely be unable to make all payments under the debentures or demand notes when due, and we might be forced to cease our operations.

Aggregate debt maturities at September 25, 2009 are as follows:

	2010	2011	2012	2013	Total
Senior debt, banks and finance companies	$326,517	$—	$—	$—	$326,517
Variable rate subordinated debentures	20,296,448	15,974,606	20,840,806	16,490,961	73,602,821
Demand notes	3,146,707	—	—	—	3,146,707

	$23,769,672	$15,974,606	$20,840,806	$16,490,961	$77,076,045

Interest expense totaled $7,611,185, $8,275,310, and $8,025,969, for the years ended September 25, 2009, 2008 and 2007, respectively.

NOTE 8 – COMMON STOCK

The common stock of the Company is comprised of the following: Class A voting shares, no par value, 500,000 authorized, 2,686 shares issued and outstanding; and Class B non-voting shares, no par value, 1,500,000 authorized, 26,860 shares issued and outstanding.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income taxes bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for income taxes for the years ended September 25, 2009, 2008 and 2007 consisted of the following:

Years ended September 25,	2009	2008	2007
Current tax expense (benefit)
Federal	$(437,533)	$(626,984)	$393,010
State	—	(55,210)	71,326

Total current	(437,533)	(682,194)	464,336
Deferred income tax expense (benefit)
Federal	(3,492,000)	(3,050,000)	(297,000)
State	(744,000)	(590,000)	(52,588)
(Decrease) increase in valuation allowance	4,236,000	4,850,000	(215,412)

Total deferred	—	1,210,000	(565,000)

Total provision (benefit)	$(437,533)	$527,806	$(100,664)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate of 34% to pretax income for the years ended September 25, 2009, 2008 and 2007 due to the following:

Years ended September 25,	2009	2008	2007
Income tax expense at Federal statutory income tax rates	$(4,212,167)	$(3,889,111)	$93,491
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(490,594)	(452,967)	10,889
Non-deductible expenses	23,807	15,966	19,207
Increase (decrease) in valuation allowance	4,236,000	4,850,000	(215,412)
Other	5,421	3,918	(8,839)

Total provision (benefit)	$(437,533)	$527,806	$(100,664)

Net deferred tax assets consist of the following components:

September 25,	2009	2008
Deferred tax liability:
Property and equipment	$472,000	$564,000

	472,000	564,000
Deferred tax assets:
Allowance for credit losses	2,973,000	3,551,000
Net operating loss carryforwards	6,888,000	1,918,000
Interest income	154,000	86,000
Insurance commissions	695,000	949,000
Goodwill and intangible assets	352,000	414,000

	11,062,000	6,918,000

Net deferred tax assets	10,590,000	6,354,000
Valuation allowance	(10,590,000)	(6,354,000)

Net deferred tax assets, less valuation allowance	$—	$—

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES (CONTINUED)

At the end of the fiscal year 2008, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in ASC 740. The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it was no longer more likely than not that the net deferred tax assets were realizable based on the guidance provided in ASC 740. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets.

The Company has available at September 25, 2009, unused Federal operating loss and charitable carryforwards of $15,997,023 and unused state operating loss and charitable carryforwards of $24,141,956 that expire in various amounts in years from 2010 through 2029.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

As of, or for the years ended September 25,	2009	2008	2007
Interest expense, junior subordinated debt, related parties	$—	$—	$6,941

Rent expense, companies controlled by shareholders	2,180,780	2,150,371	2,033,291

Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club member-ships with the Company acting as agent for an affiliate owned by a shareholder and other related parties	1,601,482	1,844,341	1,946,476

Income tax service agreement income from affiliated company owned by a shareholder and other related parties	—	—	3,310

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP and also is the holder of the majority of the Company’s common stock. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s President and late founder’s three children (of which one is a Director) pursuant to an Agency Sales Agreement.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2009 were as follows:

Year Ending September 25	Companies controlled by related parties	Other	Total
2010	$1,948,032	$804,596	$2,752,628
2011	1,326,471	651,148	1,977,619
2012	587,607	400,311	987,918
2013	309,905	291,762	601,667
2014	216,865	155,653	372,518
Thereafter	11,600	96,549	108,149

	$4,400,480	$2,400,019	$6,800,499

Substantially all of the lease agreements are for a five-year term with one or more renewal options at end of the initial term. Rental expense totaled $2,981,593, $2,891,508, and $2,818,172, for the years ended September 25, 2009, 2008, and 2007, respectively.

NOTE 12 – CONCENTRATION OF CREDIT RISK

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

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $250,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2009 and 2008 the Company’s cash balances exceeded the FDIC insured coverage at certain financial institutions.

NOTE 13 – RETIREMENT PLAN

The Company has a 401(k) retirement plan and trust. The plan covers substantially all employees, subject to attaining age 21 and completing 1 year of service with the Company. Under the plan, an employee may contribute up to 15 percent of his or her compensation, with the Company matching 25 percent of these contributions up to a maximum of 6 percent of the employee’s compensation.

Retirement plan expense totaled $44,851, $47,337, and $32,946, for the years ended September 25, 2009, 2008, and 2007, respectively.

NOTE 14 – CONTINGENT LIABILITIES

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $2,295,975, $2,243,839, and $2,075,668, for the years ended September 25, 2009, 2008, and 2007, respectively.

NOTE 16 – SEGMENT FINANCIAL INFORMATION

ASC 280, “Segment Reporting”, requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

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

Automotive finance and sales segment

This segment is comprised of three used automobile sales locations and offers financing in conjunction with these sales. These locations target similar customers in the Bainbridge, Columbus and Dublin, Georgia markets and surrounding areas who generally cannot qualify for traditional financing. The sales and the financing organizations are aggregated in the segment. A general manager is responsible for sales and finance administration at each of the locations and reports to an operational manager and ultimately to the chief operating decision maker.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provisions for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$12,585	$3,004	$15,589
Interest expense	(5,288)	(2,323)	(7,611)

Net interest and fee income before provision for credit losses	7,297	681	7,978
Provision for credit losses	(7,776)	(1,854)	(9,630)

Net interest and fee loss	(479)	(1,173)	(1,652)
Insurance commissions	8,136	218	8,354
Commissions from sale of motor club memberships from affiliated company	1,601	—	1,601
Delinquency fees	1,437	124	1,561
Other income	510	21	531

Net revenues (loss) before retail sales	11,205	(810)	10,395

Gross margin on retail sales	2,911	2,742	5,653

Segment operating expenses	(24,706)	(3,720)	(28,426)

Segment operating loss	$(10,590)	$(1,788)	$(12,378)

Depreciation (Included in segment operating expenses)	$514	$75	$589

Total segment assets	$39,019	$25,236	$64,255

Capital expenditures	$338	$13	$351

RECONCILIATION:			2009
Depreciation:
Segment depreciation			$589
Depreciation at corporate level			291

Total depreciation			$880

Total assets for reportable segments			$64,255

Cash and cash equivalents at corporate level			345
Other receivables at corporate level			717
Property and equipment, net at corporate level			1,033
Other assets at corporate level			1,831

Consolidated assets			$68,181

Total capital expenditures for reportable segments			$351
Capital expenditures at corporate level			356

Total capital expenditures			$707

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$15,904	$3,376	$19,280
Interest expense	(5,974)	(2,301)	(8,275)

Net interest and fee income before provision for credit losses	9,930	1,075	11,005
Provision for credit losses	(12,260)	(1,552)	(13,812)

Net interest and fee loss	(2,330)	(477)	(2,807)
Insurance commissions	9,084	531	9,615
Commissions from sale of motor club memberships from affiliated company	1,844	—	1,844
Delinquency fees	1,616	104	1,720
Other income	625	22	647

Net revenues before retail sales	10,839	180	11,019

Gross margin on retail sales	3,286	2,747	6,033

Segment operating expenses	(24,769)	(3,701)	(28,470)

Segment operating loss	$(10,644)	$(774)	$(11,418)

Depreciation (Included in segment operating expenses)	$389	$90	$479

Total segment assets	$51,990	$26,451	$78,441
Capital expenditures	$1,132	$13	$1,145

RECONCILIATION:			2008
Depreciation:
Segment depreciation			$479
Depreciation at corporate level			314

Total depreciation			$793

Assets:
Total assets for reportable segments			$78,441

Cash and cash equivalents at corporate level			8,527
Other receivables at corporate level			957
Property and equipment, net at corporate level			1,377
Other assets at corporate level			2,498

Consolidated assets			$91,800

Total capital expenditures for reportable segments			$1,145
Capital expenditures at corporate level			441

Total capital expenditures			$1,586

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,064	$3,417	$19,481
Interest expense	(5,708)	(2,318)	(8,026)

Net interest and fee income before provision for credit losses	10,356	1,099	11,455
Provision for credit losses	(3,712)	(1,270)	(4,982)

Net interest and fee income (loss)	6,644	(171)	6,473
Insurance commissions	9,569	551	10,120
Commissions from sale of motor club memberships from affiliated company	1,946	—	1,946
Delinquency fees	1,713	63	1,776
Income tax service agreement from affiliated company	3	—	3
Other income	731	17	748

Net revenues before retail sales	20,606	460	21,066

Gross margin on retail sales	2,986	3,846	6,832

Segment operating expenses	(23,639)	(3,965)	(27,604)

Segment operating profit (loss)	$(47)	$341	$294

Depreciation (Included in segment operating expenses)	$423	$103	$526
Total segment assets	$62,836	$28,077	$90,913

Capital expenditures	$173	$76	$249

RECONCILIATION:			2007
Depreciation:
Segment depreciation			$526
Depreciation at corporate level			268

Total depreciation			$794

Assets:
Total assets for reportable segments			$90,913

Cash and cash equivalents at corporate level			9,762
Other receivables at corporate level			861
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,286
Deferred income taxes at corporate level			1,210
Other assets at corporate level			1,750

Consolidated assets			$105,784

Total capital expenditures for reportable segments			$249
Capital expenditures at corporate level			784

Total capital expenditures			$1,033

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS

As of September 26, 2009, we ceased sales operation at our Columbus, Georgia used car lot due to poor sales performance and operating losses. Collection activity will continue at this location. In conjunction with this action, we moved one of our two loan offices in Columbus, Georgia to this facility.

As of November 25, 2009, we had redeemed $0.4 million more in debentures than we had sold and we had sold $0.1 million more demand notes than we had redeemed. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2009. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on such assessment, management concluded that as of September 25, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

/s/ Bradley D. Bellville
President

/s/ Steven P. Morrison
Chief Financial Officer

December 23, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. An evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management has concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2009.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 25, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
Jefferey V. Martin	46	Director
Bradley D. Bellville	43	President and Chairman of the Board of Directors
Steven P. Morrison	51	Chief Financial Officer
D. Michael Wallace	41	Vice President – Administration
Clayton Penhallegon	74	Second Vice-President – Investments
Dellhia “Cissie” Franklin	53	Vice President – Customer Service
Karen V. Harrell	50	Vice President – Investments
Jennifer L. Ard	33	Corporate Secretary

Jefferey V. Martin became a member of the Board of Directors in February 2008. Since October, 1998, Mr. Martin has served as a loan approver in our centralized loan approval department. He is the son of our founder, the late Vance R. Martin. For 11 years prior to joining the Company, Mr. Martin worked in quality control in Columbus, Georgia for Pratt & Whitney, a designer, manufacturer and servicer of aircraft engines, industrial gas turbines and space propulsion systems. Mr. Martin attended Columbus Technical Institute.

Bradley D. Bellville became our President in August 2007 and was elected Chairman of the Board of Directors in February 2008. He is responsible for the day-to-day responsibilities of running the Company and its strategic direction. Mr. Bellville previously served as our Vice President from 2005 to August 2007, and Vice President – Operations from 1997 to 2005. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990. Mr. Bellville is a member of the Keep Decatur County Beautiful Board of Directors and the Bainbridge College Foundation Board of Trustees.

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

D. Michael Wallace became our Vice President – Administration in August 2007. In this capacity, his duties include oversight of the entire loan department in all four states. Mr. Wallace previously served as our Assistant Vice President – Administration from December 2005 to August 2007, where his duties included assisting the Vice President with oversight of the operations for all company locations, including collections for all branch offices. He also assisted in managing the tax program operations conducted by Cash Check. For the nine years prior to 2005, Mr. Wallace held positions of regional manager and branch manager with our company.

Clayton Penhallegon became Second Vice President – Investments in 2002. Mr. Penhallegon’s duties include traveling to each branch to ensure compliance with company policy regarding the investment program. Mr. Penhallegon began serving as the Executive Director of the Decatur County United Way in 2001. Mr. Penhallegon was in retirement for the two years prior to his becoming Executive Director of the United Way. From 1972 to 1999, Mr. Penhallegon was Executive Director of Georgia Industries for the Blind in Bainbridge, Georgia, under the State of Georgia Department of Labor and has served on the Board of the National Industries For The Blind. Mr. Penhallegon received a bachelor’s degree in Industrial Engineering from Auburn University in 1959 and a master’s degree in Business Administration from the University of Georgia in 1972. Mr. Penhallegon also holds a Certified Public Manager certificate from the University of Georgia Institute of Government. Mr. Penhallegon is a Past President of the Bainbridge-Decatur County Chamber of Commerce, Bainbridge Rotary Club and Georgia Society of Certified Public Managers and Past Chairman of the Board of the Georgia Society of Certified Public Managers.

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

Karen V. Harrell became our Vice President – Investments in March 2007. Ms. Harrell previously served as our Treasurer from 2005 to 2007, and prior to that, Assistant Corporate Secretary from 2001 until December 2005. She is responsible for the oversight of the funds and securities of the company, including the software and administration of securities. Ms. Harrell also serves as our Lease Administrator. From 1992 to 2001, Ms. Harrell served as Executive Secretary to the President and Assistant Treasurer. From 1982 to 1991, Ms. Harrell served as Textile Manager’s Secretary, Industrial Engineering Secretary and Plant Manager’s Secretary at Amoco Fabrics and Fibers Company in Bainbridge, Georgia. During her employment with Amoco, she served as an officer for the Credit Union Board of Directors for two years.

Jennifer L. Ard was appointed Corporate Secretary in 2008. Ms. Ard’s duties include oversight of loan licensing, insurance and banking relationships for the company. Ms. Ard previously held the positions of Assistant Treasurer with us from 2000 to 2001, Treasurer from 2001 to 2004, Assistant Corporate Secretary from 2005 to 2008 and Vice-President – Individual Retirement Accounts from 2004 to 2009. She has been employed by us since 1999 and prior to that time was primarily a college student. Ms. Ard received a Bachelor of Business Administration degree in Management from Valdosta State University in 1999.

The term of office of each officer expires when a successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Our directors are not compensated by us in their capacity as directors. Each of the above officers also serves on our Policy Board which meets quarterly and creates and implements our policies and procedures and growth plans.

Item 11.	Executive Compensation:

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation philosophy and policies for fiscal year 2009 that applied to the executives named below in the Summary Compensation Table (the “Named Executive Officers”). It explains the structure and rationale associated with each material element of each Named Executive Officer’s total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following this discussion and analysis.

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

Determining Named Executive Officer Compensation

We are a family-owned business with W. Derek Martin, our former Chairman of the Board of Directors, and his siblings beneficially owning all of the voting common stock. We do not have an official “compensation committee,” or other committee performing compensation-related activities on behalf of the Board of Directors. Until resigning from his position as President in August 2007, only W. Derek Martin determined the compensation of all of the Named Executive Officers. Thereafter, W. Derek Martin continued to determine Bradley D. Bellville’s compensation until Mr. Martin’s resignation from the Board of Directors in February 2008. With the exception of their own compensation, Mr. Bellville and Jefferey V. Martin, current members of our Board of Directors, now determine the compensation of all of the Named Executive Officers, but may on occasion receive information pertaining to compensation-based decisions from other Named Executive Officers. Mr. Bellville determines Jefferey Martin’s compensation and Jefferey Martin determines Mr. Bellville’s compensation.

Our determination and assessments of executive compensation are primarily driven by the following four factors: (1) market data based on the compensation levels, programs and practices of certain other comparable companies for comparable positions, (2) our financial performance, (3) the Named Executive Officer’s performance, and (4) the Named Executive Officer’s tenure. We believe these four factors provide a reasonably measurable assessment of executive performance in light of building value and creating a healthy financial position for us. The comparable companies that we analyze when making compensation decisions, which operate in similar markets with similar target customers, include 1st Franklin Financial Corporation, Pioneer Financial Services, Inc. and World Acceptance Corporation. Each of these comparable companies is regulated by most, if not all, of the same statutes, rules and regulations that affect us. Other comparable companies that we review are CapitalSouth Bancorp, a financial institution in Alabama with net income levels similar to ours, and PAB Bankshares, Inc., a Georgia-based financial institution with branch locations in several of the cities in which we operate. We rely upon our judgment about each individual Named Executive Officer, and not on rigid formulas or short-term changes in business performance, in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances our long-term growth.

2009 Named Executive Officer Compensation Components

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

Annual Base Salary

We intend to provide our Named Executive Officers with a level of assured cash compensation based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and Mr. Bellville and Jefferey Martin used their own judgment and expertise in determining appropriate salaries for 2009 within the parameters of the compensation philosophy. Base salary is one fixed component of our Named Executive Officers’ total direct compensation. With the exception of W. Derek Martin, prior to his resignation, and Mr. Bellville, each Named Executive Officer’s individual performance was reviewed on a yearly basis by Mr. Bellville and the reviews were then discussed between Mr. Bellville and the Named Executive Officers. Prior to his resignation, W. Derek Martin reviewed Mr. Bellville’s annual performance, and as the Sole Director, W. Derek Martin did not receive an annual employment review. Since their appointment to the Board of Directors in February 2008, Mr. Bellville and Jefferey Martin now review on a yearly basis each Named Executive Officer’s individual performance, and the reviews are then discussed between Mr. Bellville and the Named Executive Officers. Mr. Bellville now reviews Jefferey Martin’s performance, and Jefferey Martin now reviews Mr. Bellville’s performance. The outcome of the yearly process is one tool Mr. Bellville and Jefferey Martin utilize in determining appropriate yearly salaries. For fiscal year 2010, the Named Executive Officers’ salaries are as follows:

Named Executive Officer	FY 2010 Salary	Percentage Increase / (Decrease) from FY 2009 Salary
Bradley D. Bellville	$243,000	2.53%
Steve Morrison	$94,800	7.48%
Natasha J. Wood	$131,520	2.00%
David Hill	$79,452	0.00%
Claud Haynes	$106,836	2.00%

Bonus Awards

In addition to base salary, Named Executive Officers may receive a monthly cash bonus or sales-based commission. Each monthly bonus is determined based on whether the Named Executive Officer meets certain monthly performance goals which may be based on, but are not limited to, cash collection amounts, loan volume, delinquent account reduction and ancillary product sales. Additionally, sales commissions are given, where applicable, for those Named Executive Officers who meet certain sales-based goals. The President of the Company, Bradley D. Bellville, will receive a bonus equal to 1% of the Company’s income before income taxes for fiscal year 2010, if any, as an incentive to return the Company to and maintain profitability. For fiscal year 2009, the bonus awards paid to Named Executive Officers were as follows:

Named Executive Officer	Bonus Award
Bradley D. Bellville	$7,219
Steve Morrison	$1,750
Natasha J. Wood	$7,510
David Hill	$42,278
Claud Haynes	$34,472

The targets used to determine bonus awards include, but are not limited to:

•	a minimum collection rate of 85% of payments due on finance receivable in a given month,

•	increased collections of delinquent contract receivables,

•	increased sales of consumer merchandise above a base amount established each year,

•	a minimum loan volume of $25,000 for each regional employee, and

•	increased gross profit on and turnover of motor vehicle inventories.

Bonus amounts paid to each Named Executive Employee varied by their specific responsibilities, achievement of goals and personal performance. The Company believes the achievement of goals is necessary to continue operations and to reduce losses or return to profitability; therefore, awarding cash incentives to Named Executive Officers for achieving or exceeding these goals provides the Company with increased cash flows, retail sales and gross profits.

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

Perquisites and Other Named Executive Officer Benefits

Perquisites and other executive benefits are a part of our Named Executive Officers’ overall compensation. Our Named Executive Officers are eligible for the same group health insurance plan as is provided to other eligible employees. This group health insurance plan includes medical, dental, vision, prescription drug coverage, basic life insurance and short-term disability. We reimburse Named Executive Officers for their life insurance premiums, and pay for varying amounts of medical insurance premiums for all Named Executive Officers. Additionally, company cars are provided to Messrs. Bellville, Hill and Haynes, and we pay monthly country club memberships for Mr. Bellville. Although we reimburse all Named Executive Officers for professional association dues, civic and social club membership dues for networking and entertaining, business-related meals and entertainment, and business-related cellular phone charges, these expenses are also paid on behalf of other employees for business use so we do not consider them personal perquisites.

For information on the incremental cost of these perquisites and other personal benefits, refer to the Summary Compensation Table. We believe the perquisites we provide to our Named Executive Officers are appropriate to ensure our executive compensation remains competitive.

Employment Agreements

We do not have any employment agreements with any of our Named Executive Officers.

Tax and Accounting Considerations

We consider and review the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which generally provides that we may not deduct certain compensation of more than $1,000,000 that is paid to certain individuals. We do not have any Named Executive Officers that met this limit during fiscal year 2009.

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

Conclusion

We believe our executive compensation program is reasonable and competitive with the compensation paid by other competing institutions of similar size and geographic location. The program is designed to reward managers for strong personal and company performance. Our Board monitors the various guidelines that make up the program and reserves the right to adjust them as necessary to continue to meet our objectives.

Compensation Committee Report

In the absence of a standing “compensation committee,” our Board of Directors reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2009 as required by Item 402(b) of Regulation S-K and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this prospectus.

The Board of Directors:

Bradley D. Bellville, Chairman

Jefferey V. Martin

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by The Money Tree Inc. and its subsidiaries to or on behalf of our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (2)		Bonus (3)		All Other Compensation (4)		Total
Bradley D. Bellville, President and Chairman	2009 2008	$ $	237,500 226,000	$ $	7,219 6,662	$ $	9,501 15,240	$ $	254,220 247,902

Steve Morrison, Chief Financial Officer	2009 2008	$ $	92,050 86,450	$ $	1,750 4,400		— —	$ $	93,800 90,850

Natasha J. Wood, General Counsel	2009 2008	$ $	130,123 126,243	$ $	7,510 5,957		— —	$ $	137,633 132,200

David Hill, General Manager (1)	2009 2008	$ $	79,452 49,049	$ $	42,278 49,049		— —	$ $	121,730 126,996

Claud Haynes, Operations Manager	2009 2008	$ $	104,736 102,058	$ $	34,472 27,684		— —	$ $	139,208 129,742

(1)	Mr. Hill is the General Manager of Best Buy Autos of Bainbridge Inc., a subsidiary of The Money Tree of Georgia Inc.
(2)	The salary amounts shown are equal to the gross salary amounts that were paid to the Named Executive Officers during fiscal year 2009. As yearly salary increases are given, where appropriate, on the anniversary of the employee’s hire date, the salary reported may include a portion of the Named Executive Officer’s previous annual base salary and his or her current annual base salary.
(3)	This amount includes both performance-based bonuses, as detailed in “2009 Named Executive Officer Compensation Components – Bonus Awards,” and commissions paid to Mr. Haynes by Home Furniture Mart Inc., a subsidiary of The Money Tree Inc.
(4)	The details of “All Other Compensation” are set forth below:

All Other Compensation

Name	Fiscal Year	Company Vehicle		Medical Insurance		Country Club Membership		Life Insurance		Total
Bradley D. Bellville	2009 2008	$ $	5,300 6,552	$ $	1,811 6,306	$ $	1,886 1,800	$ $	504 582	$ $	9,501 15,240

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

After the death of Vance R. Martin, our founder and former Chief Executive Officer, effective as of August 10, 2006, 1,475 shares of voting common stock were transferred from the Vance Rudolph Martin Defective Grantor Trust u/t/a dated December 28, 2005 to the Vance R. Martin Family Trust u/t/a dated September 20, 2005 (the Trust). W. Derek Martin, our former sole director and son of Vance R. Martin, serves as the sole trustee of the Trust and, accordingly, has the power to vote the shares held by the Trust. The Estate of Vance R. Martin was transferred ownership of the remaining 1,211 shares of voting common stock, effective as of August 10, 2006. See “Certain Relationships and Related Transactions” and “Risk Factors – We are controlled by the Martin family and do not have any independent board members overseeing our operations.”

Item 13.	Certain Relationships and Related Transactions:

Our officers also serve as the officers of certain of our subsidiaries, and our directors also serve as the directors of each of our subsidiaries. We may be subject to various conflicts of interest in our relationship with Mr. Martin and his other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Bradley D. Bellville, our President and Chairman of the Board of Directors, owns 40% of the outstanding stock of Interstate Motor Club, Inc. and each of Vance R. Martin’s three children, including Jefferey V. Martin, a director, owns 20%. Interstate Motor Club, Inc. pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During the fiscal year ended September 25, 2009, we received $1.6 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and our principal executive offices. The estate of our founder and former CEO, Vance R. Martin, is a limited partner of Martin Family Group, LLLP. Our former sole director, W. Derek Martin, is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, LLLP. We have entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments, Inc., leases, and then subleases to us, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally used to cover property operating costs or improvements made directly by these entities. In the opinion of management, rates paid for these subleases are comparable to those obtained from third parties.

Item 14.	Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2009 and 2008 by Carr, Riggs & Ingram, LLC for the audit of our annual financial statements and review of our quarterly financial statements were $245,865 and $255,505, respectively.

PART IV

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

THE MONEY TREE INC.

Date: December 23, 2009	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2009	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President and Chairman of the Board

Date: December 23, 2009	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer

Date: December 23, 2009	By:	/s/ Jefferey V. Martin
Jefferey V. Martin
Director