Form 10-Q
period 2009-12-25
Money Tree, Inc.
filed 2010-02-08
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at December 25, 2009
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2009

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2009	September 25, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$1,801,701	$2,921,777
Finance receivables, net	55,076,964	56,282,881
Other receivables	829,464	716,661
Inventory	1,489,064	2,201,966
Property and equipment, net	4,097,245	4,226,555
Other assets	1,788,934	1,831,146

Total assets	$65,083,372	$68,180,986

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$2,630,931	$2,489,269
Accrued interest payable	13,332,385	13,462,931
Senior debt	52,945	326,517
Variable rate subordinated debentures	73,274,565	73,602,821
Demand notes	3,612,763	3,146,707

Total liabilities	92,903,589	93,028,245

Commitments and contingencies (see Note 10)
Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(29,497,864)	(26,524,906)

Total shareholders’ deficit	(27,820,217)	(24,847,259)

Total liabilities and shareholders’ deficit	$65,083,372	$68,180,986

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Three months ended December 25,	2009	2008
	(Unaudited)
Interest and fee income	$3,304,672	$4,594,648
Interest expense	(1,809,971)	(1,917,223)

Net interest and fee income before provision for credit losses	1,494,701	2,677,425
Provision for credit losses	(1,965,137)	(2,234,641)

Net revenue (loss) from interest and fees after provision for credit losses	(470,436)	442,784
Insurance commissions	1,753,864	2,564,830
Commissions from motor club memberships from company owned by related parties	454,326	463,840
Delinquency fees	334,586	403,578
Other income	122,736	133,108

Net revenue before retail sales	2,195,076	4,008,140

Retail sales	3,427,973	4,593,979
Cost of sales	(2,100,071)	(2,980,207)

Gross margin on retail sales	1,327,902	1,613,772

Net revenues	3,522,978	5,621,912

Operating expenses
Personnel expense	(3,705,940)	(4,008,695)
Facilities expense	(1,042,087)	(1,045,556)
General and adminstrative expenses	(670,799)	(850,520)
Other operating expenses	(1,092,831)	(1,346,005)

Total operating expenses	(6,511,657)	(7,250,776)

Net operating loss	(2,988,679)	(1,628,864)
Gain on sale of property and equipment	15,721	—

Loss before income tax expense	(2,972,958)	(1,628,864)
Income tax expense	—	—

Net loss	$(2,972,958)	$(1,628,864)

Net loss per common share, basic and diluted	$(100.62)	$(55.13)

Weighted average shares outstanding	29,546	29,546

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(2,972,958)	$(1,628,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses	1,965,137	2,234,641
Depreciation	197,967	237,873
Amortization	254	1,310
Gain on sale of property and equipment	(15,721)	—
Change in assets and liabilities:
Other receivables	(112,803)	(947,309)
Inventory	712,902	401,004
Other assets	41,958	86,443
Accounts payable and other accrued liabilities	141,662	219,254
Accrued interest payable	(130,546)	(495,524)

Net cash (used in) provided by operating activities	(172,148)	108,828

Cash flows from investing activities
Finance receivables originated	(13,373,253)	(17,293,604)
Finance receivables repaid	12,614,033	15,575,598
Purchase of property and equipment	(77,736)	(155,224)
Proceeds from sale of property and equipment	24,800	—

Net cash used in investing activities	(812,156)	(1,873,230)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(273,572)	(272,385)
Demand notes	466,056	(445,956)
Proceeds-variable rate subordinated debentures	3,611,092	1,596,418
Repayments-variable rate subordinated debentures	(3,939,348)	(6,394,693)

Net cash used in financing activities	(135,772)	(5,516,616)

Net change in cash and cash equivalents	(1,120,076)	(7,281,018)
Cash and cash equivalents, beginning of period	2,921,777	12,541,302

Cash and cash equivalents, end of period	$1,801,701	$5,260,284

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Three months ended December 25,	2009	2008
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$1,920,065	$2,392,295

Income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles for the interim periods reported. The results of operations for the three months ended December 25, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 102 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone service and prepaid cellular services.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the three months ended December 25, 2009 and the fiscal year ended September 25, 2009, respectively, the Company has incurred net losses of $2,972,958 and $11,951,193, and has had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $470,437 and $1,651,833, and as of December 25, 2009 and September 25, 2009, had a shareholders’ deficit of $27,820,217 and $24,847,259, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

The Company has closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment; however, the current economic environment makes the cash forecast difficult to predict.

The average term of our direct consumer loans is less than seven months; therefore, if we anticipate having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the three months ended December 25, 2009, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $3.9 million from the same period in the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2010. However, there can be no assurances that the Company’s actions will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 26, 2010, the Company temporarily suspended our offerings of variable rate subordinated debentures and subordinated demand notes for sale in compliance with Section 10(a)(3) of the Securities Act of 1933, as amended. Pursuant to Undertaking 1(i) of the Company’s registration statements on Form S-1, we filed post effective amendments to such registration statements with the SEC on January 12, 2010 to update our financial information. We will not resume offering these securities until such time as these registration statements are declared effective by the SEC.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. The “FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued revised guidance to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. These revisions to FASB ASC 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” also require an ongoing reconsideration of the primary beneficiary, and amend the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This guidance is effective at the start of an entity’s first annual reporting period beginning after November 15, 2009. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2009	September 25, 2009
	(Unaudited)
Finance receivables, direct consumer	$28,502,601	$29,019,345
Finance receivables, consumer sales finance	16,024,957	15,176,373
Finance receivables, auto sales finance	28,359,756	30,151,923

Total gross finance receivables	72,887,314	74,347,641
Unearned insurance commissions	(2,132,508)	(1,996,614)
Unearned finance charges	(8,834,886)	(9,243,875)
Accrued interest receivable	499,261	608,209

Finance receivables, before allowance for credit losses	62,419,181	63,715,361
Allowance for credit losses	(7,342,217)	(7,432,480)

Finance receivables, net	$55,076,964	$56,282,881

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2009	As of and for the year ended September 25, 2009	As of and for the three months ended December 25, 2008
	(Unaudited)		(Unaudited)
Beginning balance	$7,432,480	$8,876,327	$8,876,327
Provisions for credit losses	1,965,137	9,629,722	2,234,641
Charge-offs	(2,109,066)	(11,367,962)	(2,614,501)
Recoveries	52,971	231,604	63,914
Other	695	62,789	38,848

Ending balance	$7,342,217	$7,432,480	$8,599,229

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2009	September 25, 2009
	(Unaudited)
Used automobiles	$759,910	$1,159,473
Home furnishings and electronics	729,154	1,042,493

Total inventory	$1,489,064	$2,201,966

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2009	September 25, 2009
	(Unaudited)
Accounts payable	$424,908	$150,144
Insurance payable, loan related	522,034	414,470
Accrued payroll	503,372	472,772
Accrued payroll taxes	37,428	35,642
Sales tax payable	1,015,048	1,072,007
Other liabilities	128,141	344,234

Total accounts payable and other accrued liabilities	$2,630,931	$2,489,269

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	December 25, 2009	September 25, 2009
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2010. The carrying values of the collateral at December 25, 2009 and September 25, 2009 were $66,182 and $362,206, respectively.	$52,945	$326,517

Total senior debt	52,945	326,517

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2013.	27,555,149	30,730,844
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2013.	45,719,416	42,871,977

Total subordinated debentures	73,274,565	73,602,821

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT (CONTINUED)

	December 25, 2009	September 25, 2009
	(Unaudited)
Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	363,631	441,747
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,249,132	2,704,960

Total demand notes	3,612,763	3,146,707

Total debt	$76,940,273	$77,076,045

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, LLLP and also is the holder of the majority of the Company’s common stock. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., leases, and then subleases to the Company, another 53 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. As noted above, a Company shareholder is the President of Martin Investments, Inc., which ultimately controls Martin Sublease, L.L.C. Total rents paid were $538,586 and $555,976 for the three months ended December 25, 2009 and 2008, respectively and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s President and late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $454,326 and $463,840 for the three months ended December 25, 2009 and 2008, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2009.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the financial position, cash flows or results of operations of the Company.

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $561,920 and $589,466 for the three months ended December 25, 2009 and 2008, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

FASB ASC 280, “Segment Reporting”, requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company representing the small consumer loan business in the four states in which the Company operates. The 102 offices that make up this segment are similar in size and in the markets they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

Automotive finance and sales segment

This segment is comprised of two used automobile sales locations and offers financing in conjunction with these sales. These locations target similar customers in the Bainbridge, GA and Dublin, GA markets and surrounding areas who generally cannot qualify for traditional financing. The sales and the financing organizations are aggregated in the segment. A general manager is responsible for sales and finance administration at each of the locations and reports to an operational manager and ultimately to the chief operating decision maker.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$2,267	$(72)	$2,195

Gross margin on retail sales	1,017	311	1,328

Segment operating expenses	(5,637)	(875)	(6,512)

Segment operating loss	$(2,353)	$(636)	$(2,989)

December 25, 2009
In Thousands
Assets
Total segment assets	$38,040	$23,637	$61,677

RECONCILIATION:			December 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$61,677

Cash and cash equivalents at corporate level			(219)
Other receivables at corporate level			829
Property and equipment, net at corporate level			1,007
Other assets at corporate level			1,789

Consolidated Assets			$65,083

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$4,111	$(103)	$4,008

Gross margin on retail sales	943	671	1,614

Segment operating expenses	(6,353)	(898)	(7,251)

Segment operating loss	$(1,299)	$(330)	$(1,629)

December 25, 2008
In Thousands
Assets
Total segment assets	$51,626	$25,902	$77,528

RECONCILIATION:			December 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$77,528

Cash and cash equivalents at corporate level			1,228
Other receivables at corporate level			1,904
Property and equipment, net at corporate level			1,308
Other assets at corporate level			2,410

Consolidated Assets			$84,378

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2009. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the year ended September 25, 2009.

Overview

We make consumer finance loans and provide other financial products and services through our branch offices in Georgia, Alabama, Louisiana and Florida. We sell retail merchandise, principally furniture, appliances and electronics, at certain of our branch office locations and operate two used automobile dealerships in the State of Georgia. We also offer insurance products, prepaid phone services and automobile club memberships to our loan customers.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended December 25,
	2009	2008
Direct Consumer Loans:
Number of Loans Made to New Borrowers	7,905	15,666
Number of Loans Made to Former Borrowers	15,518	12,441
Number of Loans Made to Existing Borrowers	12,869	13,794
Total Number of Loans Made	36,292	41,901
Total Volume of Loans Made	$12,124,724	$15,792,769
Average Size of Loans Made	$334	$377
Number of Loans Outstanding	50,609	68,072
Total of Loans Outstanding*	$21,840,443	$33,498,425
Percent of Total Loans and Contracts	32.98%	41.37%
Average Balance on Outstanding Loans	$432	$492

Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	100	184
Total Volume of Contracts Made	$1,736,191	$3,323,862
Average Size of Contracts Made	$17,362	$18,064
Number of Contracts Outstanding	2,658	2,703
Total of Contracts Outstanding*	$28,359,756	$30,260,514
Percent of Total Loans and Contracts	42.82%	37.37%
Average Balance on Outstanding Contracts	$10,670	$11,195

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	689	860
Number of Loans Made to Former Customers	15	30
Number of Loans Made to Existing Customers	1,121	890
Total Contracts Made	1,825	1,780
Total Volume of Contracts Made	$5,908,107	$5,902,407
Number of Contracts Outstanding	6,665	7,439
Total of Contracts Outstanding*	$16,024,957	$17,222,368
Percent of Total Loans and Contracts	24.20%	21.26%
Average Balance of Outstanding Contracts	$2,404	$2,315

*	Contracts outstanding are exclusive of the following aggregate amounts of consumer bankrupt accounts: $6,662,158 as of December 25, 2009 and $7,123,584 as of December 25, 2008.

Below is a table showing our total gross outstanding finance receivables and bankrupt accounts:

	As of December 25,
	2009	2008
Total Finance Receivables Outstanding (gross):
Direct Consumer Loans	$21,840,443	$33,498,425
Motor Vehicle Installment	28,359,756	30,260,514
Consumer Sales Finance	16,024,957	17,222,368
Consumer Bankrupt Accounts	6,662,158	7,123,584

Total Gross Outstanding	$72,887,314	$88,104,891

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

	For the Three Months Ended December 25,
	2009	2008
Direct Consumer Loans:
Balance—beginning	$22,257,244	$34,859,944
Finance receivables originated	12,124,724	15,792,769
Collections	(8,001,700)	(10,694,706)
Refinances	(2,756,330)	(3,424,774)
Charge offs, gross	(1,330,034)	(2,111,910)
Rebates / other adjustments	(453,461)	(922,898)

Balance—end	$21,840,443	$33,498,425

Consumer Sales Finance Contracts:
Balance—beginning	$15,176,373	$16,793,743
Finance receivables originated	5,908,107	5,902,407
Collections	(1,921,439)	(1,881,695)
Refinances	(1,957,432)	(1,879,975)
Charge offs, gross	(562,400)	(1,229,080)
Rebates / other adjustments	(618,252)	(483,032)

Balance—end	$16,024,957	$17,222,368

Motor Vehicle Installment Sales Contracts:
Balance—beginning	$30,151,923	$30,707,329
Finance receivables originated	1,736,191	3,323,862
Collections	(2,690,894)	(2,999,197)
Refinances	—	—
Charge offs, gross	(397,232)	(429,750)
Rebates / other adjustments	(440,232)	(341,730)

Balance—end	$28,359,756	$30,260,514

Total Active Accounts:
Balance—beginning	$67,585,540	$82,361,016
Loans originated	19,769,022	25,019,038
Collections	(12,614,033)	(15,575,598)
Refinances	(4,713,762)	(5,304,749)
Charge offs, gross	(2,289,666)	(3,770,740)
Rebates / other adjustments	(1,511,945)	(1,747,660)

Balance—end	$66,225,156	$80,981,307

Total Consumer Bankrupt Accounts:
Balance—beginning	$6,762,101	$6,794,358
Charge offs, gross	(364,300)	(302,329)
Adjustments	264,357	631,555

Balance—end	$6,662,158	$7,123,584

Total Gross Outstanding Receivables	$72,887,314	$88,104,891

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2009	2008
Finance Receivables Originated:
Direct consumer	$12,124,724	$15,792,769
Consumer sales finance	5,908,107	5,902,407
Motor vehicle installment sales	1,736,191	3,323,862

Total gross finance receivables originated	19,769,022	25,019,038
Non-cash items included in gross finance receivables*	(6,395,769)	(7,725,434)

Finance receivables originated—cash flows	$13,373,253	$17,293,604

Finance Receivables Repaid:
Collections
Direct consumer	$8,001,700	$10,694,706
Consumer sales finance	1,921,439	1,881,695
Motor vehicle installment sales	2,690,894	2,999,197

Finance receivables repaid—cash flows	$12,614,033	$15,575,598

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

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when used car sales are the highest. Please refer to Note 12 in the “Notes to Consolidated Financial Statements” for a detail of our operations by segment.

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

The decrease in the net interest margin for the three months ended December 25, 2009 was a result primarily of the suppressed average rate earned on outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines and significantly decrease our direct consumer loans, while we experienced only slight decreases in consumer sales finance contracts and motor vehicle installment contracts. These contracts generally yield a lower interest rate as compared to direct consumer loans.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2009	2008
Average net finance receivables (1)	$62,604,045	$75,908,452
Average notes payable (2)	$76,833,663	$81,867,040

Interest income	$2,319,434	$3,349,011
Loan fee income, excluding delinquency fees	985,238	1,245,637

Total interest and fee income	3,304,672	4,594,648
Interest expense	1,809,971	1,917,223

Net interest and fee income before provision for credit losses	$1,494,701	$2,677,425

Average interest rate earned (annualized)	21.1%	24.2%
Average interest rate paid (annualized)	9.4%	9.4%
Net interest rate spread (annualized)	11.7%	14.8%
Net interest margin (annualized) (3)	9.6%	14.1%

(1)	Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, unearned insurance commissions, and unearned discounts) during the period presented.
(2)	Averages are computed using month-end balances of interest bearing debt during the period presented.
(3)	Net interest margin represents net interest income (before provision for credit losses) divided by the average net finance receivables.

Analysis of Allowance for Credit Losses

An allowance for credit losses is maintained to account for the probable losses inherent in the finance receivable portfolio. The allowance is calculated based upon management’s estimate of the expected collectability of loans outstanding based upon a variety of factors, including, without limitation, periodic analysis of the loan portfolio, current economic trends impacting our customers, historic loan loss experience, borrowers’ ability to repay and collateral considerations. We maintain an allowance for credit losses at a level that we consider adequate to provide for probable losses based on calculated ratios of charge offs to average notes receivable and other factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

	As of, or for, the Three Months Ended December 25,
	2009	2008
Direct Consumer Loans and Consumer Sales Finance Contracts:
Average net finance receivables	$38,443,307	$50,708,516
Charge offs—direct consumer	$1,330,034	$2,111,910
Charge offs—consumer sales finance	562,400	1,229,080
Charge offs—bankruptcy	364,300	302,329

Total gross charge offs	2,256,734	3,643,319
Recoveries (all direct consumer)	(597,871)	(1,522,482)

Charge offs, net	$1,658,863	$2,120,837
Percent of net charge offs to average receivables	4.3%	4.2%

Motor Vehicle Installment Sales Contracts:
Average outstanding finance receivables	$24,160,738	$25,199,936
Charge offs, gross	$397,232	$429,750
Recoveries	—	—

Charge offs, net	$397,232	$429,750
Percent of net charge offs to average receivables	1.6%	1.7%

Total Receivables:
Average outstanding finance receivables	$62,604,045	$75,908,452
Charge offs, gross	$2,653,966	$4,073,069
Recoveries (all direct consumer)	(597,871)	(1,522,482)

Charge offs, net	$2,056,095	$2,550,587
Percent of net charge offs to average receivables	3.3%	3.4%

Although net charge offs for the three months ended December 25, 2009 decreased by $0.5 million as compared to the same period last year, continued adverse economic conditions are negatively affecting our operations. The allowance for credit losses was $7.3 million or 11.8% of the net outstanding finance receivables at December 25, 2009 and $7.4 million or 11.7% at September 25, 2009.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably assured. Below is certain information relating to the delinquency status of each category of our receivables for the quarters ended December 25, 2009 and 2008:

	As of December 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Consumer Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$21,840,443	$16,024,957	$28,359,756	$6,662,158	$72,887,314
Loans and Contracts 60—90 days past due	$553,951	$298,376	$441,251	$177,540	$1,471,118
Percentage of Outstanding	2.5%	1.9%	1.6%	2.7%	2.0%
Loans and Contracts greater than 90 days past due	$4,156,816	$1,963,518	$921,731	$4,311,834	$11,353,899
Percentage of Outstanding	19.0%	12.3%	3.3%	64.7%	15.6%
Loans and Contracts greater than 60 days past due	$4,710,767	$2,261,894	$1,362,982	$4,489,374	$12,825,017
Percentage of Outstanding	21.6%	14.1%	4.8%	67.4%	17.6%

	As of December 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Consumer Bankruptcy Accounts	Total
Gross Loans and Contracts Receivables	$33,498,425	$17,222,368	$30,260,514	$7,123,584	$88,104,891
Loans and Contracts 60—90 days past due	$935,140	$406,198	$565,597	$265,496	$2,172,431
Percentage of Outstanding	2.8%	2.4%	1.9%	3.7%	2.5%
Loans and Contracts greater than 90 days past due	$6,864,709	$2,890,506	$539,810	$4,411,767	$14,706,792
Percentage of Outstanding	20.5%	16.8%	1.8%	61.9%	16.7%
Loans and Contracts greater than 60 days past due	$7,799,849	$3,296,704	$1,105,407	$4,677,263	$16,879,223
Percentage of Outstanding	23.3%	19.1%	3.7%	65.7%	19.2%

*

Motor Vehicle Installment Sales Contracts aging categories exclude accounts in bankruptcy and accounts in legal or repossession process in the amounts of $5,211,007 at December 25, 2009 and $5,366,365 at December 25, 2008.

Results of Operations

Comparison of Three Months Ended December 25, 2009 and 2008

Net Revenues

Net revenues were $3.5 million and $5.6 million for the three months ended December 25, 2009 and 2008, respectively. Liquidity issues continue to hamper our efforts to originate sufficient levels of finance receivables to maintain interest, fees and other revenues connected with our lending at historical levels. Gross finance receivable originations decreased by $5.2 million (20%) as compared to the same period last year. Retail sales and the gross margin on those sales also decreased by $1.2 million and $0.3 million, respectively, for the three months ended December 25, 2009 and 2008.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.5 million and $2.7 million for the three months ended December 25, 2009 and 2008, respectively. During the three months ended December 25, 2009, gross interest income decreased $1.3 million, from $4.6 million for the three months ended December 25, 2008, to $3.3 million, as a result of the decrease in finance receivables originated as mentioned above. Interest income was also impacted by a decrease in the average interest rate earned on finance receivables caused by a significant decrease in higher-earning direct consumer loans. We are formulating a plan to increase originations of direct consumer loans in order to increase interest and fee income. Interest expense was $1.8 million and $1.9 million for the three-month periods ended December 25, 2009 and 2008, respectively.

Provision for Credit Losses

Provision for credit losses was $2.0 million and $2.2 million for the three months ended December 25, 2009 and 2008, respectively. Net finance receivables charged off decreased approximately $0.5 million compared to the same period last year. Liquidity issues have caused us to strengthen our risk management controls on new loans. Although this has resulted in a significant decrease in finance receivable originations, it has had a positive impact on our delinquency trends. We believe these trends will continue for the near term.

Insurance and Other Products

Income from commissions on insurance products, motor club memberships, delinquency fees and other income decreased approximately $0.9 million for the three months ended December 25, 2009 as compared to the three months ended December 25, 2008. This is a result of the aforementioned decrease in finance receivable originations.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.3 million and $1.6 million for the three months ended December 25, 2009 and 2008, respectively. Sales in the automotive segment decreased approximately $1.0 million compared to the same period last year while gross margin decreased $0.4 million. In the consumer segment sales were down $0.1 million and gross margins increased $0.1 million as compared to last year’s first quarter sales and margins. We ceased sales operations in one of our used car lots in October 2009, causing the decrease in our retail sales in the automotive segment.

Operating Expenses

Operating expenses were $6.5 million and $7.3 million for the three months ended December 25, 2009 and 2008, respectively. Personnel expenses were $0.3 million lower than last year due to lower health benefit cost and reductions in staffing levels. General & administrative expenses and other operating expenses decreased $0.4 million as compared to the prior year. This was a result of our focus on reducing discretionary spending throughout the Company. We are continuing to closely monitor expenses and plan to reduce spending wherever possible.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2010.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues. However, as noted elsewhere in this report, during the three months ended December 25, 2009, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $3.9 million from the same period in the prior year, and we (1) received gross proceeds of $3.6 million from the sale of debentures, (2) paid $3.9 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.4 million in net sales of demand notes. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace and we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents were $1.8 million at December 25, 2009, a decrease of $3.5 million from $5.3 million at December 25, 2008. During the three months ended December 25, 2009, cash and cash equivalents decreased $1.1 million, primarily as a result of $0.8 million of net cash used in investing activities as finance receivables originated exceeded finance receivables repaid. During the three months ended December 25, 2008, cash and cash equivalents decreased $7.3 million, primarily as a result of $5.5 million of net cash used in financing activities and $1.9 million of cash used in investing activities. During the three months ended December 25, 2008, we redeemed an unusually high amount of debentures ($6.4 million) while the proceeds from the sale of debentures were only $1.6 million. We also redeemed $0.4 million more in demand notes than were sold. Finance receivables originated exceeded finance receivables repaid by approximately $1.7 million.

During 2010, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities.

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered debentures and demand notes to investors as a significant source of our required capital. We rely on the sale of debentures and demand notes to fund redemption obligations, make interest payments and fund other Company working capital.

During the three months ended December 25, 2009, we (1) received gross proceeds of $3.6 million from the sale of debentures, (2) paid $3.9 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.4 million in net sales of demand notes. As of December 25, 2009, we had $73.3 million of debentures and $3.6 million of demand notes outstanding, compared to $73.6 million of debentures and $3.1 million of demand notes outstanding as of September 25, 2009.

On January 26, 2010, the Company temporarily suspended our offerings of variable rate subordinated debentures and subordinated demand notes for sale in compliance with Section 10(a)(3) of the Securities Act of 1933, as amended. Pursuant to Undertaking 1(i) of the Company’s registration statements on Form S-1, we filed post effective amendments to such registration statements with the SEC on January 12, 2010 to update our financial information. We will not resume offering these securities until such time as these registration statements are declared effective by the SEC.

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

We believe that the determination of our allowance for credit losses involves a higher degree of judgment and complexity than our other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item.

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 25, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 25, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2009 requiring disclosure under Item 103 of Regulation S-K.

Item 1A. Risk Factors

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

February 8, 2010	/s/ Bradley D. Bellville
Date	Bradley D. Bellville President (Principal Executive Officer)

February 8, 2010	/s/ Steven P, Morrison
Date	Steven P. Morrison Chief Financial Officer (Principal Financial Officer)