Form 10-K/A
period 2009-09-25
Money Tree, Inc.
filed 2010-05-28
CIK 1309126

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE MONEY TREE, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR FISCAL YEAR ENDED SEPTEMBER 25, 2009

PART I

EXPLANATORY NOTE

This amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of September 25, 2009 and 2008, and for each of the three years in the period ended September 25, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2009, for errors in previously reported amounts related to net finance receivables, shareholders’ deficit, provision for credit losses, provision for income taxes and net loss.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 23, 2009. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Business;

•	Part I – Item 1A – Risk Factors;

•	Part II – Item 6 – Selected Financial Data;

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II – Item 8 – Financial Statements and Supplemental Data;

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules.

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

On April 23, 2010, the Company decided to restate our audited consolidated financial results as of September 25, 2009 and 2008 and for the three years ended September 25, 2009, 2008 and 2007 (the “Restatement”). The Restatement reflects the following adjustments:

1.	Consumer bankruptcy portfolio amounts contained in the Company’s net finance receivables were overstated due to an insufficient reserve for loan losses. The result was an overstatement of net finance receivables due to this insufficiency for the periods noted above, an understatement of provision for credit losses for the years ended September 25, 2009 and 2007 and an overstatement of provision for credit losses for the year ended September 25, 2008.

2.	As a result of the above adjustments, we have reassessed the realizability of our net deferred income tax assets and, as a result, increased our valuation allowance recorded against such net deferred income tax assets.

The impact of the adjustments related to the Restatement for the years ended September 25, 2009, 2008 and 2007 is summarized below:

	Net Income (Loss)			Accumulated Deficit, September 25, 2006
	Year ended September 25,
	2009	2008	2007
As Previously Reported	$(11,951,193)	$(11,966,366)	$375,637	$(2,982,984)
Adjustment:
(Increase)/Decrease in provision for credit losses	(983,897)	769,329	(2,957,287)	(5,754,931)
(Increase)/Decrease in provision for income taxes	—	1,210,000	(1,210,000)	—

Total adjustments	(983,897)	1,979,329	(4,167,287)	(5,754,931)

As Restated	$(12,935,090)	$(9,987,037)	$(3,791,650)	$(8,737,915)

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on April 29, 2010.

Item 1.	Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2009, direct consumer loans comprised 30.0%, motor vehicle installment sales contracts comprised 45.1%, and consumer sales finance contracts comprised 24.9% of the gross amount of our outstanding loans and contracts.

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

Provision for Credit Losses

Provision for credit losses (sometimes known as bad debt expense) is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables and management’s judgment are all factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Charge-offs are typically determined in one of three ways. First, an account that is at least 180 days past due with no payments made within the last 180 days may be charged off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. Third, upon receipt of a notice of bankruptcy filing from the customer, the account is charged off within 30 days.

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

As stated in the Explanatory Note to Part I, management has determined that our previous policy with respect to our consumer bankruptcy portfolio created an insufficient reserve for loan losses. Under the new policy, upon receipt of a notice of bankruptcy filing from the customer, the account is fully charged off within 30 days. If payments are received from the bankruptcy court or the bankruptcy is dismissed and the branch is able to recover all or a portion of the past due account, via cash collections or the sale of collateral, these amounts are now reported as recoveries of charge-offs.

For the fiscal years ended September 25, 2009, 2008 and 2007, our charge-offs, net of recoveries, were $10.6 million, $9.4 million and $5.1 million, respectively. We have experienced a significant increase in net charge-offs in 2008 and 2009 when compared to previous years. The declining economy, increase in cost of consumer goods, the rise in unemployment levels and bankruptcy filings have had a negative impact on our customer base. These factors have played a role in the significant increase of loan defaults occurring over the past three years. Although we continue to seek remedies through the legal process to attempt to collect past due amounts, sufficient evidence did not exist to defer the losses associated with these defaults.

Allowance for Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes known as a bad debt reserve) is determined by several factors. Historical loss experience coupled with the levels of and trends in delinquencies are the primary factors in the determination of the allowance for credit losses. Other factors such as borrowers’ ability to repay, effects of any changes in risk selection and lending policies and practices, and general economic conditions, to a lesser extent, are also considered. An evaluation is performed to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Management has historically used this methodology to provide a benchmark for determining the allowance due to our loan portfolio in the direct consumer and consumer sales finance segments, consisting primarily of a large number of smaller balance homogeneous loans. A review is also performed of loans that comprise the automotive segment to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans. In accordance with the auto sales contract, we may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize our loss.

For the fiscal years ended September 25, 2009, 2008 and 2007, the charge-offs, net of recoveries, were $10.6 million, $9.4 million and $5.1 million, respectively. These amounts represent 16.7%, 12.8% and 6.9% of the respective year’s net average outstanding receivables. As discussed above, the poor economic conditions have played a role in the significant increase of loan defaults occurring over the past three years which has resulted in the subsequent increase in the relationship of net charge-offs to net outstanding finance receivables. Due to these circumstances, management revised its methodology in determining the adequacy of its allowance to rely much more heavily on current data.

Consequently, at September 25, 2009, we have established an allowance, expressed as a percentage of average net finance receivables, of 19.4% of direct consumer loans, 29.8% of consumer sales finance loans and 6.5% of loans in the automotive segment. The balance of the allowance for credit losses was $8.9 million and $8.8 million at September 25, 2009 and 2008, respectively.

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

We suffered significant losses during fiscal years 2007, 2008 and 2009 and we anticipate such losses will likely continue in 2010.

Our net losses were approximately $3.8 million, $10.0 million and $12.9 million during fiscal years 2007, 2008 and 2009, respectively. We anticipate that such significant losses will likely continue in 2010.

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

Because our business consists mainly of making loans to individuals who depend on their earnings to make their repayments, our ability to operate on a profitable basis depends to a large extent on the continued employment of those individuals and their ability to meet their financial obligations as they become due. In the current recession and continued downturn in the U.S. and local economies in which we operate, our customers have been affected by the resulting unemployment and increases in the number of personal bankruptcies. Therefore, we continue to experience increased credit losses and our collection ratios and profitability could continue to be materially and adversely affected. This recession has negatively affected our customers’ disposable income, confidence and spending patterns and preferences, which in turn are negatively impacting our sales of consumer goods and vehicles and our customers’ ability to repay their obligations to us. As a result, we continue to experience significant credit losses through loan charge-offs. For the fiscal year ended September 25, 2009, our charge-offs, net of recoveries, for our entire loan portfolio were $10.6 million, or 16.7% of average net finance receivables, and charge-offs for the direct consumer loans and consumer sales finance contract segments were 23.1% of the related average receivables. These high levels of charge-offs have had a negative impact on our operations and profitability. Should the current economic conditions continue or worsen, our operations and profitability will continue to be materially and adversely affected.

Our significant shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of September 25, 2009, we had a shareholders’ deficit of $33,774,045, which means our total liabilities exceed our total assets. Bankruptcy law defines this as balance sheet insolvency. The existence of a significant shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it will likely have a negative effect on our operations and our liquidity and our ability to continue as a going concern.

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

During our fiscal years ended September 25, 2009 and 2008, we concluded that our system of internal controls over financial reporting contained a material weakness and was not operating effectively. This resulted in errors in our previously issued financial statements. There can be no assurance that in the future our system of internal controls would detect misstatements in our financial statements. If we fail to detect material misstatements in our financial statements in the future, our financial condition and operating results could be severely and negatively affected.

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

	As of, and for, the Fiscal Year Ended September 25,
	2009	2008	2007	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Interest and fee income	$15,589	$19,280	$19,481	$20,048	$18,843
Interest expense	(7,611)	(8,275)	(8,026)	(7,350)	(6,355)

Net interest and fee income before provision for credit losses	7,978	11,005	11,455	12,698	12,488
Provision for credit losses	(10,614)	(13,043)	(7,940)	(4,718)	(4,116)

Net revenue (loss) from interest and fees after provision for credit losses	(2,636)	(2,038)	3,515	7,980	8,372
Insurance commissions	8,354	9,615	10,120	11,263	10,490
Commissions from motor club memberships(1)	1,602	1,844	1,947	1,957	1,475
Delinquency fees	1,561	1,720	1,776	1,565	1,676
Income tax service income(2)	—	—	3	83	162
Other income	530	647	748	689	797

Net revenues before retail sales	9,411	11,788	18,109	23,537	22,972
Retail sales	16,019	17,164	19,002	17,972	15,061
Cost of sales	(10,366)	(11,131)	(12,170)	(11,611)	(9,358)

Gross margin on retail sales	5,653	6,033	6,832	6,361	5,703
Net revenues	15,064	17,821	24,941	29,898	28,675
Operating expenses	(28,426)	(28,469)	(27,604)	(29,151)	(29,205)

Net operating income (loss)	(13,362)	(10,468)	(2,663)	747	(530)
Other non-operating income	—	—	—	151	—
Loss on sale of property and equipment	(11)	(21)	(19)	(75)	(81)

Income (loss) before income tax benefit (expense)	(13,373)	(10,669)	(2,682)	823	(611)
Income tax benefit (expense)	438	682	(1,109)	(274)	(304)

Net income (loss)	$(12,935)	$(9,987)	$(3,791)	$549	$(915)

Ratio of earnings to fixed charges(3)	(4)	(4)	(4)	1.10	(4)

Cash and cash equivalents	$2,922	$12,541	$17,854	$12,920	$9,619
Finance receivables(5)	56,281	68,601	72,276	73,178	72,370
Allowance for credit losses	(8,925)	(8,814)	(5,150)	(2,275)	(2,484)

Finance receivables, net	47,356	59,787	67,126	70,903	69,886
Other receivables	717	957	861	1,013	1,099
Inventory	2,202	3,167	3,057	2,195	2,402
Property and equipment, net	4,227	4,906	4,220	4,581	4,850
Total assets	59,254	83,857	95,862	95,732	91,231
Senior debt	327	695	512	669	1,186
Senior subordinated debt	—	—	—	600	1,000
Subordinated debt, related parties	—	—	—	370	800
Debentures(6)	73,603	82,209	81,861	77,910	68,905
Demand notes(6)	3,147	3,658	5,991	8,137	12,867
Shareholders’ deficit	$(33,774)	$(20,839)	$(10,852)	$(7,060)	$(6,609)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
(3)

The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.

(4)

Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $13,372,623; $10,669,231; $2,682,314; and $611,423 for the years ended September 25, 2009, 2008, 2007, and 2005, respectively.

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 7 to our consolidated audited financial statements for the year ended September 25, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes the effects of the restatement of the audited consolidated financial statements discussed in the explanatory note on page one and should be read in conjunction with the information under “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes and other financial data included elsewhere in this report.

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

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Direct Consumer Loans:
Number of Loans Made to New Borrowers	33,045	27,770	20,838
Number of Loans Made to Former Borrowers	64,774	57,862	55,117
Number of Loans Made to Existing Borrowers	50,504	85,329	110,364
Total Number of Loans Made	148,323	170,961	186,319
Total Volume of Loans Made	$48,940,971	$66,766,194	$73,350,400
Average Size of Loans Made	$330	$391	$394
Number of Loans Outstanding	47,619	63,424	74,204
Total of Loans Outstanding	$20,098,661	$33,068,727	$39,608,318
Percent of Loans Outstanding	30.0%	40.8%	45.9%
Average Balance on Outstanding Loans	$422	$521	$534

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	775	763	977
Total Volume of Contracts Made	$14,097,733	$14,217,234	$17,965,678
Average Size of Contracts Made	$18,191	$18,633	$18,389
Number of Contracts Outstanding	2,742	2,726	2,798
Total of Contracts Outstanding	$30,151,923	$30,707,329	$32,259,968
Percent of Total Loans and Contracts	45.1%	37.8%	37.4%
Average Balance on Outstanding Contracts	$10,996	$11,265	$11,530

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	2,241	865	137
Number of Loans Made to Former Customers	68	3,161	2,684
Number of Loans Made to Existing Customers	3,112	3,211	3,120
Total Contracts Made	5,421	7,237	5,941
Total Volume of Contracts Made	$17,046,757	$18,883,178	$16,869,906
Number of Contracts Outstanding	7,242	7,792	7,044
Total of Contracts Outstanding	$16,663,172	$17,373,830	$14,420,494
Percent of Total Loans and Contracts	24.9%	21.4%	16.7%
Average Balance of Outstanding Contracts	$2,301	$2,230	$2,047

Below is a table showing our total gross outstanding finance receivables:

	September 25, 2009	September 25, 2008	September 25, 2007
	(Restated)	(Restated)	(Restated)
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$20,098,661	$33,068,727	$39,608,318
Motor Vehicle Installment	30,151,923	30,707,329	32,259,968
Consumer Sales Finance	16,663,172	17,373,830	14,420,494

Total Gross Outstanding	$66,913,756	$81,149,886	$86,288,780

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge-offs represent the gross amount of loans charged off as uncollectible. Rebates/other adjustments primarily represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity. See “Summary of Significant Accounting Policies – Income Recognition” in Note 2 to our Consolidated Financial Statements for further discussion related to rebates of interest.

	Fiscal Year Ended September 25, 2009	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007
	(Restated)	(Restated)	(Restated)
Direct Consumer Loans:
Balance – beginning	$33,068,727	$39,608,318	$45,671,669
Loans originated	48,940,971	66,766,194	73,350,400
Collections	(40,671,119)	(47,076,723)	(52,252,511)
Refinancings	(10,912,645)	(14,791,503)	(18,154,981)
Charge-offs, gross	(8,589,238)	(8,894,529)	(5,579,005)
Rebates/other adjustments	(1,738,035)	(2,543,030)	(3,427,254)

Balance – end	$20,098,661	$33,068,727	$39,608,318

Consumer Sales Finance Contracts:
Balance – beginning	$17,373,830	$14,420,494	$11,213,566
Loans originated	17,046,757	18,883,178	16,869,906
Collections	(7,760,796)	(7,267,346)	(6,058,209)
Refinancings	(5,635,286)	(5,460,970)	(4,993,560)
Charge-offs, gross	(3,966,748)	(2,521,245)	(1,758,664)
Rebates/other adjustments	(394,585)	(680,281)	(852,545)

Balance – end	$16,663,172	$17,373,830	$14,420,494

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$30,707,329	$32,259,968	$31,280,840
Loans originated	14,097,733	14,217,234	17,965,678
Collections	(11,502,246)	(13,286,462)	(14,469,121)
Refinancings	—	—	—
Charge-offs, gross	(1,768,170)	(1,370,165)	(1,185,753)
Rebates/other adjustments	(1,382,723)	(1,113,246)	(1,331,676)

Balance – end	$30,151,923	$30,707,329	$32,259,968

Total:
Balance – beginning	$81,149,886	$86,288,780	$88,166,075
Loans originated	80,085,461	99,866,606	108,185,984
Collections	(59,934,161)	(67,630,531)	(72,779,841)
Refinancings	(16,547,931)	(20,252,473)	(23,148,541)
Charge-offs, gross	(14,324,156)	(12,785,939)	(8,523,422)
Rebates/other adjustments	(3,515,343)	(4,336,557)	(5,611,475)

Balance – end	$66,913,756	$81,149,886	$86,288,780

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2009	Fiscal Year Ended September 25, 2008	Fiscal Year Ended September 25, 2007
Finance Receivables Originated:
Direct consumer loans	$48,940,971	$66,766,194	$73,350,400
Consumer sales finance	17,046,757	18,883,178	16,869,906
Motor vehicle installment sales	14,097,733	14,217,234	17,965,678
Total gross loans originated	80,085,461	99,866,606	108,185,984
Non-cash items included in gross finance receivables*	(21,745,038)	(26,531,233)	(31,243,362)

Finance receivables originated – cash flows**	$58,340,423	$73,335,373	$76,942,622

Loans Repaid:
Collections
Direct consumer loans	$40,671,119	$47,076,723	$52,252,512
Consumer sales finance	7,760,796	7,267,346	6,058,208
Motor vehicle installment sales	11,502,246	13,286,462	14,469,121

Finance receivables repaid – cash flows	$59,934,161	$67,630,531	$72,779,841

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $4,738,460 for the fiscal year ended September 25, 2009; $10,078,648 for the fiscal year ended September 25, 2008; and $10,545,399 for the fiscal year ended September 25, 2007.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Average net finance receivables (1)	$63,341,575	$73,354,638	$73,378,408
Average notes payable (2)	$78,753,900	$87,985,623	$87,680,692

Interest income	$11,506,002	$14,211,519	$14,742,029
Loan fee income	4,083,072	5,068,550	4,738,711

Total interest and fee income	15,589,074	19,280,069	19,480,740
Interest expense	7,611,185	8,275,310	8,025,969

Net interest and fee income before provision for credit losses	$7,977,889	$11,004,759	$11,454,771
Average interest rate earned	24.6%	26.3%	26.5%
Average interest rate paid	9.7%	9.4%	9.2%
Net interest rate spread	14.9%	16.9%	17.4%
Net interest margin (3)	12.6%	15.0%	15.6%

(1)

Averages are computed using month-end balances of finance receivables (net of unearned interest/fees, insurance commissions, and unearned discounts) during the year presented. Net finance receivables for this purpose include all outstanding finance receivables, including accounts in non-accrual status.

(2)

Averages are computed using month-end balances of interest bearing debt (including senior debt, senior subordinated debt, subordinated debt to related parties, debentures and demand notes) during the year presented.

(3)	Net interest margin represents net interest and fee income (before the provision for credit losses) divided by average net finance receivables.

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

Performance Ratios(1)	2009	2008
	(Restated)	(Restated)
Return on average assets (2)	-17.2%	-11.2%
Return on average shareholders’ deficit (3)	-64.7%	-185.2%
Average deficit to average assets ratio (4)	-26.5%	-6.0%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income divided by average total assets during the fiscal year.
(3)	Calculated as net income divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

Analysis of Allowance for Credit Losses

At the end of each reporting period, management is required to take a “snapshot” of the risk of probable losses inherent in the finance receivables portfolio and to reflect that risk in our allowance calculations. We use a systematic approach to calculate the allowance for credit losses whereby we apply historical charge-off benchmarks to groups of loans and then adjust (either positively or negatively), as and if applicable, for relevant factors. This method prevents the calculation from becoming simply a mathematical exercise, but instead addresses matters affecting loan collectibility. Historically, the relevant items impacting our allowance have included, but are not limited to, a variety of factors, such as historic loan loss experience, borrowers’ ability to repay, collateral considerations and non-file insurance recoveries, levels of and trends in delinquencies, effects of any changes in risk selection and lending policies and practices, and general economic conditions impacting our portfolio. See “Risk Factors – Risks Related to Our Business – We suffered significant credit losses in 2007, 2008 and 2009 due to continued weakening economic conditions, and there is no guarantee such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

In the first step of our approach, a benchmark percentage is calculated based on historical ratios of charge-offs to average notes receivable. This percentage is derived by dividing the net amount of segmented finance receivables charged off (gross amount of charge-offs less the amount of recoveries of such charged off accounts from non-file insurance and other recoveries) by the average net outstanding finance receivables over a specific period of time and converting this to an annualized basis. Once this benchmark percentage is determined, a review is performed to detect upward or downward trends in the pertinent factors noted above. Such trends may lead us to adjust the benchmark percentage that is applied to the entire net finance receivable portfolio used in determining the balance of the allowance for credit losses.

Two additional matters that we consider when reviewing the risk included in our portfolio include insurance products and the non-accrual status of certain loans in our portfolio. We also offer insurance products in conjunction with the loan. In the event of the death or injury of the customer or damage to pledged collateral, the proceeds from the claims would generally pay off or continue payments on the loan. However, proceeds from these insurance claims are not considered a recovery since the loan was not charged off, so they are not considered in the allowance determination. The portion of our finance receivables that are in a non-accrual status, meaning the earning of interest and fees has been suspended because of their delinquency status, are considered to be impaired. However, we do not apply different loss rates to impaired or non-impaired loans since our adjusted benchmark percentage is applied to the entire net finance receivable portfolio.

The following table shows these ratios of charge-offs to average notes receivable for the categories of our finance receivables.

	As of, or for, the Year Ended September 25,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Direct Consumer
Ending net outstanding finance receivables	$19,524,349	$30,296,093	$35,117,968
Average net outstanding finance receivables (1)	$24,849,742	$34,138,313	$37,122,070
Charge offs, gross	$8,589,238	$8,894,529	$5,579,005
Recoveries (2)	$(3,759,401)	$(3,424,066)	$(3,467,385)

Charge offs, net of recoveries	$4,829,837	$5,470,463	$2,111,620
% of net charge offs to average net receivables
12 month trend	19.4%	16.0%	5.7%
24 month trend	17.5%	10.6%	5.6%
Actual allowance %	19.4%	16.0%	5.7%
Actual allowance	$3,794,785	$4,854,770	$1,997,620
Consumer Sales Finance
Ending net outstanding finance receivables	$11,765,752	$12,902,817	$10,964,928
Average net outstanding finance receivables (1)	$13,311,376	$13,360,839	$10,462,675
Charge offs, gross	$3,966,748	$2,521,245	$1,758,664
% of net charge offs to average net receivables
12 month trend	29.8%	18.9%	16.8%
24 month trend	24.3%	18.0%	9.0%
Actual allowance %	29.8%	18.9%	16.8%
Actual allowance	$3,506,157	$2,434,814	$1,843,088
Auto Sales Finance
Ending net outstanding finance receivables	$24,991,375	$25,402,402	$26,193,069
Average net outstanding finance receivables (1)	$25,180,457	$25,855,486	$25,793,664
Charge offs, gross	$1,768,170	$1,370,165	$1,185,753
% of net charge offs to average net receivables
12 month trend	7.0%	5.3%	4.6%
24 month trend	6.1%	4.9%	4.6%
Actual allowance %	6.5%	6.0%	5.0%
Actual allowance	$1,624,439	$1,524,144	$1,309,653

	As of, or for, the Year Ended September 25,
	2009	2008	2007
	(Restated)	(Restated)	(Restated)
Total Receivables
Ending net outstanding finance receivables	$56,281,476	$68,601,312	$72,275,965
Average net outstanding finance receivables (1)	$63,341,575	$73,354,638	$73,378,408
Charge offs, gross	$14,324,156	$12,785,939	$8,523,422
Recoveries (2)	$(3,759,401)	$(3,424,066)	$(3,467,385)

Charge offs, net of recoveries	$10,564,755	$9,361,873	$5,056,037
% of net charge offs to average net receivables
12 month trend	16.7%	12.8%	6.9%
24 month trend	14.6%	9.8%	5.8%
Actual allowance	$8,925,381	$8,813,728	$5,150,361
Allowance as a % of net outstanding receivables	15.9%	12.8%	7.1%

(1)	Average net outstanding finance receivables are computed using the monthly balances net of unearned interest/fees, unearned insurance commissions and unearned discounts.
(2)	Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries.

As of September 25, 2009 and 2008, our allowance for credit losses was $8.9 million and $8.8 million, respectively, which represent 15.9% and 12.8% of the net outstanding finance receivables, respectively.

During fiscal 2007, we noted an increasing trend in the total value of delinquent loans, causing us to develop the allowance for credit losses primarily based upon average charge-offs for the most recent year while taking other qualitative factors into account. Based upon this analysis, we recorded an allowance of 5.7% of direct consumer loans, 16.8% of consumer sales finance loans, and 5.0% of auto sales finance loans, or 7.1% of the total net outstanding receivables at September 25, 2007. We increased the auto sales finance percentage by 40 basis points from the benchmark based on the qualitative factors noted at September 25, 2007. No adjustments were made to the direct consumer or consumer sales finance benchmarks.

As we ended fiscal 2008, our snapshot of the portfolio reflected several trends, all pointing in the same downward direction. First, in 2008 net charge-offs increased significantly, from $5.1 million to $9.4 million. We also incurred corresponding increases in delinquencies. In addition, various widely reported and relevant economic indicators (e.g. credit-rating agency outlooks, government agency reports, etc.) pointed to a significantly deteriorating general economic condition. Simultaneously and in conjunction with our initial Sarbanes-Oxley testing of controls over the charge-off process and the completion of our implementation of a new accounting system for loans, we performed an extensive analysis to determine the amount of past due loans which had not been charged off. The results of the testing led us to adopt a more centralized, consistent approach to loan evaluations in determining the point at which a loan should be charged off, which resulted in a quicker loss recognition “trigger” in recognizing loan charge-offs.

At the end of fiscal year 2008, based on the internal indicators, the external environmental factors and the change in charge-off process noted above, we made a decision to continue to rely on the most recent historical data. Therefore, for fiscal 2008 we continued to utilize a 12-month average net charge-off ratio as the base benchmark and, after considering the qualitative factors, we recorded an allowance of 16.0% of direct consumer loans, 18.9% of consumer sales finance loans, and 6.0% of auto sales finance loans, or 12.8% of the total net outstanding receivables at September 25, 2008. We increased the auto sales finance percentage by 70 basis points from the benchmark based on the qualitative factors noted at September 25, 2008. No adjustments were made to the direct consumer or consumer sales finance benchmarks.

Although some of the uncertainty relative to the general economic conditions appeared to be diminishing at the end of fiscal 2009, net charge-offs again increased and totaled $10.6 million. We contemplated the use of a 24-month benchmark percentage at the end of fiscal year 2009 due to the similarities in fiscal years 2008 and 2009. Even though delinquencies were improving, due to the uncertainty still in existence at this time and the increase in net charge-offs, we again utilized the 12-month benchmark percentages used in computing the allowance at September 25, 2009 and recorded an allowance of 19.4% of direct consumer loans, 29.8% of consumer sales finance loans, and 6.5% of auto sales finance loans, or 15.9% of the total net outstanding receivables at September 25, 2009. We decreased the auto sales finance percentage by 50 basis points from the benchmark based on the qualitative factors noted at September 25, 2009. No adjustments were made to the direct consumer or consumer sales finance benchmarks.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the results of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Our gross finance receivables on non-accrual status totaled approximately $7.7 million and approximately $11.0 million for the fiscal years ended September 25, 2009 and 2008, respectively. Suspended interest as a result of these non-accrual accounts totaled $0.9 million, $1.2 million and $1.1 million for the fiscal years ended September 25, 2009, 2008 and 2007, respectively. Generally, we do not refinance delinquent accounts. However, on occasion a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing.

Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2009 and 2008. Because consumer bankrupt accounts are fully charged off within 30 days, no accounts in bankruptcy are included in the direct consumer and consumer sales finance categories.

	As of September 25, 2009
	Direct Consumer	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts Receivable	$20,098,661	$16,663,172	$30,151,923	$66,913,756
Loans and Contracts greater than 180 days past due	$3,358,791	$1,410,284	$—	$4,769,075
Percentage of Outstanding	16.71%	8.46%	0.00%	7.13%
Loans and Contracts greater than 90 days past due	$4,774,562	$2,153,578	$787,638	$7,715,778
Percentage of Outstanding	23.76%	12.92%	2.61%	11.53%
Loans and Contracts greater than 60 days past due	$5,456,656	$2,531,102	$1,212,067	$9,199,825
Percentage of Outstanding	27.15%	15.19%	4.02%	13.75%

	As of September 25, 2008
	Direct Consumer	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts Receivable	$33,068,727	$17,373,830	$30,707,329	$81,149,886
Loans and Contracts greater than 180 days past due	$6,188,210	$2,604,066	$—	$8,792,276
Percentage of Outstanding	18.71%	14.99%	0.00%	10.83%
Loans and Contracts greater than 90 days past due	$7,486,842	$3,212,367	$285,407	$10,984,616
Percentage of Outstanding	22.64%	18.49%	0.93%	13.54%
Loans and Contracts greater than 60 days past due	$8,152,033	$3,513,289	$624,360	$12,289,682
Percentage of Outstanding	24.65%	20.22%	2.03%	15.14%

*	Motor Vehicle Installment Sales Contracts aging categories exclude accounts in legal or repossession process in the amounts of $5,262,871 at September 25, 2009 and $5,110,548 at September 25, 2008.

Results of Operations

Comparison of Fiscal Years Ended September 25, 2009 and 2008

Net Revenues

Net revenues were $15.1 million and $17.8 million for the fiscal years ended September 25, 2009 and 2008, respectively. The $2.7 million decrease in net revenues was primarily a result of the significant decrease in interest and fee income as well as other components of loan-related income. These decreases in income were partially offset by significant decreases in the provision for credit losses.

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

Provision for Credit Losses

Provision for credit losses was $10.6 million and $13.0 million for the fiscal years ended September 25, 2009 and 2008, respectively. Charge-offs, net of recoveries, increased by $1.2 million, from $9.4 million to $10.6 million, in fiscal year 2009 over 2008. Charge-offs expressed as a percentage of average net finance receivables increased to 16.7% in fiscal year 2009, compared to 12.8% in fiscal year 2008. However, we experienced a significant decrease in the dollar amount of net finance receivables outstanding at the end of fiscal year 2009. When applying the benchmark loss rates to the components of our net finance receivables, this resulted in only a slight increase in the allowance for credit losses at September 25, 2009 as compared to September 25, 2008, with a resulting decrease in the provision for credit losses. See “Risk Factors – We suffered significant credit losses in 2009 due to continued weakening economic conditions, and there is no guarantee such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

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

Income Tax Benefit

Income tax benefit was $0.4 million and $0.7 million for the fiscal years ended September 25, 2009 and 2008, respectively. For the fiscal year ended September 25, 2009, we increased the valuation allowance for our deferred income tax asset by $4.6 million compared to $3.3 million for the year ended September 25, 2008, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax benefit.

Comparison of Fiscal Years Ended September 25, 2008 and 2007

Net Revenues

Net revenues were $17.8 million and $24.9 million for the fiscal years ended September 25, 2008 and 2007, respectively. The decrease in net revenues was primarily as a result of the significant increase in provision for credit losses. Decreases in insurance commissions, interest and fee income and gross margin on retail sales also contributed to the $7.1 million overall decrease.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $11.0 million and $11.5 million for the fiscal years ended September 25, 2008 and 2007, respectively. Total interest and fee income decreased $0.2 million while interest expense increased $0.3 million, from $8.0 million in 2007 to $8.3 million in 2008.

Provision for Credit Losses

Provision for credit losses was $13.0 million and $7.9 million for the fiscal years ended September 25, 2008 and 2007, respectively. Charge-offs net of recoveries increased by $4.3 million in fiscal year 2008 over 2007. The deteriorating general economic conditions had a significant impact on our customers, leading to the high level of loan defaults and subsequent charge-offs. For fiscal year 2007, management revised its methodology in determining the adequacy of its allowance to rely on current data available rather than utilizing average charge-off data from prior years. The high level of charge-offs has caused the benchmark loss rates applied to the net outstanding receivables to increase, resulting in a net increase to the allowance and an additional provision for credit losses of approximately $0.8 million in addition to the increase in charge-offs net of recoveries in fiscal year 2008.

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

Income Tax Expense (Benefit)

Income tax benefit was $0.7 million and income tax expense was $1.1 million for the fiscal years ended September 25, 2008 and 2007, respectively. For the fiscal year ended September 25, 2008, we increased the valuation allowance for our deferred income tax asset by $3.3 million compared to $2.1 million for the year ended September 25, 2007, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax expense.

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

In 2007, management revised its methodology in determining the adequacy of the allowance for credit losses and now relies much more heavily on current data available rather than simply looking at average charge-offs over historical periods greater than one year. Otherwise, we have not substantially changed any aspect of our overall approach in the application of the foregoing policies. There have been no other material changes in assumptions or estimation techniques utilized as compared to previous years. Please refer to Note 2 in the notes to our audited consolidated financial statements for details regarding our significant accounting policies.

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

As described in Note 1 to the consolidated financial statements, the Company’s 2009, 2008 and 2007 consolidated financial statements have been restated to correct a misstatement.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

December 23, 2009 except for the matters disclosed in the third paragraph of Note 1, as to which the date is May 26, 2010.

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets, as restated

September 25,	2009	2008
Assets
Cash and cash equivalents	$2,921,777	$12,541,302
Finance receivables, net	47,356,095	59,787,584
Other receivables	716,661	956,752
Inventory	2,201,966	3,167,021
Property and equipment, net	4,226,555	4,906,189
Other assets	1,831,146	2,498,205

Total assets	$59,254,200	$83,857,053

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,489,269	$3,278,870
Accrued interest payable	13,462,931	14,854,877
Demand notes	3,146,707	3,658,160
Senior debt	326,517	694,890
Variable rate subordinated debentures	73,602,821	82,209,211

Total liabilities	93,028,245	104,696,008

Commitments and contingencies (see Notes 11 and 14)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(35,451,692)	(22,516,602)

Total shareholders’ deficit	(33,774,045)	(20,838,955)

Total liabilities and shareholders’ deficit	$59,254,200	$83,857,053

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations, as restated

Years ended September 25,	2009	2008	2007
Interest and fee income	$15,589,074	$19,280,069	$19,480,740
Interest expense	(7,611,185)	(8,275,310)	(8,025,969)

Net interest and fee income before provision for credit losses	7,977,889	11,004,759	11,454,771
Provision for credit losses	(10,613,619)	(13,042,863)	(7,939,781)

Net revenue (loss) from interest and fees after provision for credit losses	(2,635,730)	(2,038,104)	3,514,990
Insurance commissions	8,354,410	9,615,005	10,120,463
Commissions from motor club memberships from company owned by related parties	1,601,482	1,844,341	1,946,476
Delinquency fees	1,561,013	1,719,608	1,775,728
Income tax service agreement income from company owned by related parties	—	—	3,310
Other income	529,541	647,406	747,829

Net revenue before retail sales	9,410,716	11,788,256	18,108,796

Retail sales	16,019,081	17,164,407	19,001,858
Cost of sales	(10,365,638)	(11,131,463)	(12,170,317)

Gross margin on retail sales	5,653,443	6,032,944	6,831,541

Net revenues	15,064,159	17,821,200	24,940,337

Operating expenses
Personnel expense	(15,732,538)	(15,530,590)	(15,349,102)
Facilities expense	(3,981,370)	(3,807,540)	(3,760,048)
General and adminstrative expenses	(3,062,752)	(3,287,831)	(3,150,330)
Other operating expenses	(5,649,625)	(4,852,247)	(4,978,335)
Impairment loss from writedown of goodwill	—	(991,243)	(365,824)

Total operating expenses	(28,426,285)	(28,469,451)	(27,603,639)

Net operating loss	(13,362,126)	(10,648,251)	(2,663,302)
Loss on sale of property and equipment	(10,497)	(20,980)	(19,012)

Loss before income tax benefit (expense)	(13,372,623)	(10,669,231)	(2,682,314)
Income tax benefit (expense)	437,533	682,194	(1,109,336)

Net loss	$(12,935,090)	$(9,987,037)	$(3,791,650)

Net loss per common share, basic and diluted	$(437.79)	$(338.02)	$(128.33)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit, as restated

	Common Stock
	Class A Voting		Class B Non-voting			Total
		Stated		Stated	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Deficit	Deficit
Balance at September 25, 2006, as originally reported	2,686	$1,677,647	26,860	$—	$(2,982,984)	$(1,305,337)
Effect of restatement	—	—	—	—	(5,754,931)	(5,754,931)

Balance at September 25, 2006, restated	2,686	$1,677,647	26,860	$—	$(8,737,915)	$(7,060,268)
Net loss (as restated)	—	—	—	—	(3,791,650)	(3,791,650)

Balance at September 25, 2007	2,686	1,677,647	26,860	—	(12,529,565)	(10,851,918)
Net loss (as restated)	—	—	—	—	(9,987,037)	(9,987,037)

Balance at September 25, 2008	2,686	1,677,647	26,860	—	(22,516,602)	(20,838,955)
Net loss (as restated)	—	—	—	—	(12,935,090)	(12,935,090)

Balance at September 25, 2009	2,686	$1,677,647	26,860	$—	$(35,451,692)	$(33,774,045)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows, as restated

Years ended September 25,	2009	2008	2007
Cash flows from operating activities
Net loss	$(12,935,090)	$(9,987,037)	$(3,791,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	10,613,619	13,042,863	7,939,781
Depreciation	880,119	793,776	794,418
Amortization	4,524	5,714	5,714
Impairment loss from write-down of goodwill	—	991,243	365,824
Deferred income tax expense (benefit)	—	—	645,000
Loss on sale of property and equipment	10,497	20,980	19,012
Loss on sale of finance receivables	148,063	—	—
Change in assets and liabilities:
Other receivables	240,091	(93,396)	151,586
Inventory	965,055	(110,246)	(861,312)
Other assets	662,535	(753,777)	360,762
Accounts payable and other accrued liabilities	(789,601)	(741,186)	494,778
Accrued interest payable	(1,391,946)	525,785	2,747,680

Net cash (used in) provided by operating activities	(1,592,134)	3,694,719	8,871,593

Cash flows from investing activities
Finance receivables originated	(58,340,423)	(73,335,373)	(76,942,622)
Finance receivables repaid	59,934,161	67,630,531	72,779,841
Purchase of property and equipment	(706,512)	(1,586,379)	(1,032,849)
Proceeds from sale of property and equipment	495,530	85,319	580,338
Proceeds from sale of finance receivables	76,069	—	—

Net cash provided by (used in) investing activities	1,458,825	(7,205,902)	(4,615,292)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(368,373)	183,227	(156,886)
Demand notes	(511,453)	(2,333,214)	(2,145,476)
Repayments on senior subordinated debt	—	—	(600,000)
Repayments on junior subordinated debt to related parties	—	—	(370,000)
Proceeds-variable rate subordinated debentures	10,028,146	15,435,214	14,132,396
Payments-variable rate subordinated debentures	(18,634,536)	(15,087,019)	(10,181,582)

Net cash (used in) provided by financing activities	(9,486,216)	(1,801,792)	678,452

Net change in cash and cash equivalents	(9,619,525)	(5,312,975)	4,934,753
Cash and cash equivalents, beginning of year	12,541,302	17,854,277	12,919,524

Cash and cash equivalents, end of year	$2,921,777	$12,541,302	$17,854,277

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years ended September 25,	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$9,003,131	$7,749,525	$5,278,289

Income taxes	$—	$268,642	$198,897

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

The Company’s loan portfolio consists of consumer sales finance contracts receivables, auto sales finance contracts and direct consumer loan receivables. Consumer sales finance contracts receivables consist principally of retail installment sale contracts collateralized primarily by consumer goods sold by our consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Auto sales finance contracts are motor vehicle installment contracts collateralized by motor vehicles sold by our auto segment dealerships. Direct consumer loan receivables are loans originated directly to customers for general use which are collateralized by existing automobiles or consumer goods, or are unsecured.

Restated Financial Data

Subsequent to issuance of the Company’s 2009 financial statements the Company’s management identified an error related to its recognition of losses related to consumer bankrupt accounts. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected the provision for credit losses, finance receivables and accumulated deficit. See Note 3 – Finance receivables and allowance for credit losses, Note 9 – Income taxes, Note 16 – Segment financial information, and Note 18 – Restatement of Previously Issued Financial Statements.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company in 2009 reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the years ended September 25, 2009 and 2008, respectively, the Company has incurred net losses of $12,935,090 and $9,987,037, and has had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $2,635,730 and $2,038,104 and, as of September 25, 2009 and 2008, had a shareholders’ deficit of $33,774,045 and $20,838,955, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Credit Losses

The allowance for credit losses is determined by several factors. Recent historical loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed by loan segment to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Further, the Company adjusts, when deemed appropriate, the allowance to reflect any enhancement or deterioration in the quality of the loan portfolio, primarily based on a review of loan delinquencies and to a lesser extent other qualitative factors. Management believes this evaluation process provides an adequate allowance for credit losses due to the Company’s direct consumer and consumer sales finance loan portfolios which consist of a large number of smaller balance homogeneous loans. Also, a review of loans that comprise the automotive segment is performed monthly to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with the auto sales contract, the Company may repossess the collateralized vehicle after 30 days without payment to protect the vehicle’s integrity and to minimize the Company’s loss. Management routinely evaluates the inherent risks and change in the composition of the loan portfolio based on their extensive experience in the consumer finance industry in consideration of estimating the adequacy of the allowance. Also considered are delinquency trends, economic conditions, and industry factors. In most instances, an insurance product is purchased in conjunction with the loan. In the event of the death or injury of the customer or damage to pledged collateral, the proceeds from the claims would generally pay off or continue payments on the loan, thereby negating any consideration in the allowance determination. In other instances, a non-filing or non-recording insurance policy is made in conjunction with the loan, (see description of non-filing insurance below). Proceeds from these claims are netted against charge-offs as recoveries in the determination of the allowance. Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries. Provisions for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses at a level considered adequate to cover the probable loss inherent in the finance receivable portfolio.

The Company’s charge-off policy requires that balances be charged off when they are 180 days since last payment, unless upon review by management, the balance is deemed collectible by garnishment of wages or other collection methods. Also, an account may be charged off if it is determined by senior management that the account is uncollectible due to certain circumstances, as in the death of the customer who did not elect to purchase credit life insurance for the loan contract or in situations when repossession and sale of collateral occurs and the balance is not recoverable through the legal process or other methods. Loan balances charged off exclude accrued interest, which is reversed against interest income. Accounts that are to be disbursed under a plan of bankruptcy are monitored separately from other accounts. Consumer bankrupt accounts are fully charged-off within 30 days after receipt of the notice of bankruptcy filing. Direct consumer loans are charged off net of proceeds from non-filing insurance (see discussion below). For consumer sales finance and auto sales contracts, the Company is granted a security interest in the collateral for which the loan was made. In the event of default, the collateral on such contracts may be repossessed at 31 to 60 days delinquency (roughly two payments). After repossession, the collateral is sold according to UCC-9 disposition of collateral rules and the proceeds of the sale are applied to the customer’s account. If the likelihood of collection on a judgment is favorable, a suit is filed for the deficiency balance remaining and, if granted, garnishment and/or execution follows for collection of the balance. If the collateral is not conducive for repossession because of it being in unmarketable condition, judgment is sought without repossession and sale of collateral. If collection on a judgment is not favorable, the balance of the account is charged off.

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

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED

Finance receivables consisted of the following:

September 25,	2009	2008
Finance receivables, direct consumer	$20,098,661	$33,068,727
Finance receivables, consumer sales finance	16,663,172	17,373,830
Finance receivables, auto sales finance	30,151,923	30,707,329

Total gross finance receivables	66,913,756	81,149,886
Unearned insurance commissions	(1,996,614)	(2,793,425)
Unearned finance charges	(9,243,875)	(10,621,034)
Accrued interest receivable	608,209	865,885

Finance receivables, before allowance for credit losses	56,281,476	68,601,312
Allowance for credit losses	(8,925,381)	(8,813,728)

Finance receivables, net	$47,356,095	$59,787,584

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS RESTATED (CONTINUED)

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2009	2008	2007
Beginning balance	$8,813,728	$5,150,361	$2,275,359
Provisions for credit losses	10,613,619	13,042,863	7,939,781
Charge-offs:
Direct consumer	(8,589,238)	(8,894,529)	(5,579,005)
Consumer sales finance	(3,966,748)	(2,521,245)	(1,758,664)
Motor vehicle sales finance	(1,768,170)	(1,370,165)	(1,185,753)
Recoveries - non-file insurance (direct consumer)	2,795,483	2,543,459	2,569,925
Recoveries - other	963,918	880,607	897,460
Other	62,789	(17,623)	(8,742)

Ending balance	$8,925,381	$8,813,728	$5,150,361

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2009, 2008, and 2007, cash collections of receivables (including principal, renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $76,482,092, $87,883,004, and $95,928,382, respectively, and these cash collections were 103 percent, 105 percent, and 110 percent of average gross finance receivable balances, respectively.

Finance receivables in a non-accrual status totaled $7,715,778, $10,984,616, and $14,017,423 at September 25, 2009, 2008 and 2007, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Consequently, the amount of loans in non-accrual status represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group within the segments of direct consumer, consumer sales finance and automotive sales finance. The allowance for credit losses related to the entire portfolio of loans was $8,925,381, $8,813,728, and $5,150,361 at September 25, 2009, 2008 and 2007, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $916,802, $1,167,918, and $1,149,545 for the years ended September 25, 2009, 2008, and 2007, respectively.

Finance receivables charged off are reduced by proceeds from non-filing insurance. The Company purchases non-filing insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording these liens. Amounts recovered from non-filing insurance claims totaled $2,795,483, $2,543,459, and $2,569,925, for the years ended September 25, 2009, 2008, and 2007, respectively. If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-filing insurance claims were $421,132 and $514,897 at September 25, 2009 and 2008, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

The Company also realizes recoveries of accounts previously charged off as a result of subsequent collection efforts and through receipts of disbursements from bankruptcy proceedings. These are recognized as recoveries when received and totaled $963,918, $880,607 and $897,460 for the years ended September 25, 2009, 2008 and 2007, respectively.

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

NOTE 9 – INCOME TAXES, AS RESTATED

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income taxes bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES, AS RESTATED (CONTINUED)

The provision for income taxes for the years ended September 25, 2009, 2008 and 2007 consisted of the following:

Years ended September 25,	2009	2008	2007
Current tax expense (benefit)
Federal	$(437,533)	$(626,984)	$393,010
State	—	(55,210)	71,326

Total current	(437,533)	(682,194)	464,336
Deferred income tax expense (benefit)
Federal	(3,806,453)	(2,804,122)	(1,242,149)
State	(803,034)	(543,840)	(230,025)
(Decrease) increase in valuation allowance	4,609,487	3,347,962	2,117,174

Total deferred	—	—	645,000

Total provision (benefit)	$(437,533)	$(682,194)	$1,109,336

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate of 34% to pretax income for the years ended September 25, 2009, 2008 and 2007 due to the following:

Years ended September 25,	2009	2008	2007
Income tax expense at Federal statutory income tax rates	$(4,546,692)	$(3,627,539)	$(911,987)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(529,556)	(422,501)	(106,219)
Non-deductible expenses	23,807	15,966	19,207
Increase (decrease) in valuation allowance	4,609,487	3,347,962	2,117,174
Other	5,421	3,918	(8,839)

Total provision (benefit)	$(437,533)	$(682,194)	$1,109,336

Net deferred tax assets consist of the following components:

September 25,	2009	2008
Deferred tax liability:
Property and equipment	$472,000	$564,000

	472,000	564,000
Deferred tax assets:
Allowance for credit losses	3,867,679	3,855,212
Net operating loss carryforwards	7,197,356	2,444,336
Interest income	154,000	86,000
Insurance commissions	695,000	949,000
Goodwill and intangible assets	352,000	414,000

	12,266,035	7,748,548

Net deferred tax assets	11,794,035	7,184,548
Valuation allowance	(11,794,035)	(7,184,548)

Net deferred tax assets, less valuation allowance	$—	$—

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES, AS RESTATED (CONTINUED)

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

At the end of the fiscal year 2009, 2008 and 2007, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in ASC 740. The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it was no longer more likely than not that the net deferred tax assets were realizable based on the guidance provided in ASC 740. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets.

The Company has available at September 25, 2009, unused Federal operating loss and charitable carryforwards of $16,763,080 and unused state operating loss and charitable carryforwards of $24,908,013 that expire in various amounts in years from 2010 through 2029.

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

NOTE 16 – SEGMENT FINANCIAL INFORMATION, AS RESTATED

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Year ended September 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$12,585	$3,004	$15,589
Interest expense	(5,288)	(2,323)	(7,611)

Net interest and fee income before provision for credit losses	7,297	681	7,978
Provision for credit losses	(8,760)	(1,854)	(10,614)

Net interest and fee loss	(1,463)	(1,173)	(2,636)
Insurance commissions	8,136	218	8,354
Commissions from sale of motor club memberships from affiliated company	1,601	—	1,601
Delinquency fees	1,437	124	1,561
Other income	510	21	531

Net revenues (loss) before retail sales	10,221	(810)	9,411

Gross margin on retail sales	2,911	2,742	5,653

Segment operating expenses	(24,706)	(3,720)	(28,426)

Segment operating loss	$(11,574)	$(1,788)	$(13,362)

Depreciation (Included in segment operating expenses)	$514	$75	$589

Total segment assets	$30,092	$25,236	$55,328

Capital expenditures	$338	$13	$351

RECONCILIATION:			2009
Depreciation:
Segment depreciation			$589
Depreciation at corporate level			291

Total depreciation			$880

Total assets for reportable segments			$55,328

Cash and cash equivalents at corporate level			345
Other receivables at corporate level			717
Property and equipment, net at corporate level			1,033
Other assets at corporate level			1,831

Consolidated assets			$59,254

Total capital expenditures for reportable segments			$351
Capital expenditures at corporate level			356

Total capital expenditures			$707

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Year ended September 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$15,904	$3,376	$19,280
Interest expense	(5,974)	(2,301)	(8,275)

Net interest and fee income before provision for credit losses	9,930	1,075	11,005
Provision for credit losses	(11,491)	(1,552)	(13,043)

Net interest and fee loss	(1,561)	(477)	(2,038)
Insurance commissions	9,084	531	9,615
Commissions from sale of motor club memberships from affiliated company	1,844	—	1,844
Delinquency fees	1,616	104	1,720
Other income	625	22	647

Net revenues before retail sales	11,608	180	11,788

Gross margin on retail sales	3,286	2,747	6,033

Segment operating expenses	(24,768)	(3,701)	(28,469)

Segment operating loss	$(9,874)	$(774)	$(10,648)

Depreciation (Included in segment operating expenses)	$389	$90	$479

Total segment assets	$44,047	$26,451	$70,498

Capital expenditures	$1,132	$13	$1,145

RECONCILIATION:			2008
Depreciation:
Segment depreciation			$479
Depreciation at corporate level			314

Total depreciation			$793

Total assets for reportable segments			$70,498

Cash and cash equivalents at corporate level			8,527
Other receivables at corporate level			957
Property and equipment, net at corporate level			1,377
Other assets at corporate level			2,498

Consolidated assets			$83,857

Total capital expenditures for reportable segments			$1,145
Capital expenditures at corporate level			441

Total capital expenditures			$1,586

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Year ended September 25, 2007	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$16,064	$3,417	$19,481
Interest expense	(5,708)	(2,318)	(8,026)

Net interest and fee income before provision for credit losses	10,356	1,099	11,455
Provision for credit losses	(6,670)	(1,270)	(7,940)

Net interest and fee income (loss)	3,686	(171)	3,515
Insurance commissions	9,569	551	10,120
Commissions from sale of motor club memberships from affiliated company	1,946	—	1,946
Delinquency fees	1,713	63	1,776
Income tax service agreement from affiliated company	3	—	3
Other income	731	17	748

Net revenues before retail sales	17,648	460	18,108

Gross margin on retail sales	2,986	3,846	6,832

Segment operating expenses	(23,638)	(3,965)	(27,603)

Segment operating profit (loss)	$(3,004)	$341	$(2,663)

Depreciation (Included in segment operating expenses)	$423	$103	$526
Total segment assets	$54,124	$28,077	$82,201

Capital expenditures	$173	$76	$249

RECONCILIATION:			2007
Depreciation:
Segment depreciation			$526
Depreciation at corporate level			268

Total depreciation			$794

Assets:
Total assets for reportable segments			$82,201

Cash and cash equivalents at corporate level			9,762
Other receivables at corporate level			861
Employee receivables at corporate level			2
Property and equipment, net at corporate level			1,286
Other assets at corporate level			1,750

Consolidated assets			$95,862

Total capital expenditures for reportable segments			$249
Capital expenditures at corporate level			784

Total capital expenditures			$1,033

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

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded on April 23, 2010, to restate our audited consolidated financial statements as of September 25, 2009 and 2008 and for the three years ended September 25, 2009, 2008 and 2007 (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to net finance receivables, accumulated deficit, and the provision for credit losses.

Events Causing the Restatement

The Company has determined that its policy with respect to consumer bankrupt accounts did not sufficiently reserve for loan losses at the time that customers filed for bankruptcy, and thus did not accurately reflect the likelihood that such accounts eventually would be charged off. After analyzing its consumer bankruptcy portfolio, management of the Company has decided that consumer bankrupt accounts should be charged off fully (i.e. removed from the loan portfolio) within 30 days after receipt of the notice of bankruptcy filing.

The impact of the adjustments for the Restatement of the Consolidated Balance Sheets at September 25, 2009 and 2008 was a decrease in net finance receivables and in accumulated deficit of $8,926,786 and $7,942,889, respectively. The impact of the adjustments for the Restatement of the Consolidated Statements of Operations was an increase in the provision for credit losses by $983,897 and an increase in net loss of $983,897 for the year ended September 25, 2009; a decrease in the provision for credit losses by $769,329, a change in the income tax expense to income tax benefit by $1,210,000, and a decrease in net loss of $1,979,329 for the year ended September 25, 2008; and an increase in the provision for credit losses by $2,957,287, a change in the income tax benefit to income tax expense by $1,210,000, and an increase in the net loss by $4,167,287 for the year ended September 25, 2007. These changes are detailed below.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Impacts on the Consolidated Balance Sheets

As of September 25, 2009	As reported	Adjustment	As restated
Assets
Cash and cash equivalents	$2,921,777	$—	$2,921,777
Finance receivables, net	56,282,881	(8,926,786)	47,356,095
Other receivables	716,661	—	716,661
Inventory	2,201,966	—	2,201,966
Property and equipment, net	4,226,555	—	4,226,555
Other assets	1,831,146		1,831,146

Total assets	$68,180,986	$(8,926,786)	$59,254,200

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$2,489,269	$—	$2,489,269
Accrued interest payable	13,462,931	—	13,462,931
Demand notes	3,146,707	—	3,146,707
Senior debt	326,517	—	326,517
Variable rate subordinated debentures	73,602,821	—	73,602,821

Total liabilities	93,028,245	—	93,028,245

Commitments and contingencies (see Notes 11 and 14)
Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	—	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—	—
Accumulated deficit	(26,524,906)	(8,926,786)	(35,451,692)

Total shareholders’ deficit	(24,847,259)	(8,926,786)	(33,774,045)

Total liabilities and shareholders’ deficit	$68,180,986	$(8,926,786)	$59,254,200

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

As of September 25, 2008	As reported	Adjustment	As restated
Assets
Cash and cash equivalents	$12,541,302	$—	$12,541,302
Finance receivables, net	67,730,473	(7,942,889)	59,787,584
Other receivables	956,752	—	956,752
Inventory	3,167,021	—	3,167,021
Property and equipment, net	4,906,189	—	4,906,189
Other assets	2,498,205	—	2,498,205

Total assets	$91,799,942	$(7,942,889)	$83,857,053

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other accrued liabilities	$3,278,870	$—	$3,278,870
Accrued interest payable	14,854,877	—	14,854,877
Demand notes	3,658,160	—	3,658,160
Senior debt	694,890	—	694,890
Variable rate subordinated debentures	82,209,211	—	82,209,211

Total liabilities	104,696,008	—	104,696,008

Commitments and contingencies (see Notes 11 and 14)
Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	—	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—	—
Accumulated deficit	(14,573,713)	(7,942,889)	(22,516,602)

Total shareholders’ deficit	(12,896,066)	(7,942,889)	(20,838,955)

Total liabilities and shareholders’ deficit	$91,799,942	$(7,942,889)	$83,857,053

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Impacts on the Consolidated Statements of Operations

Year ended September 25, 2009	As reported	Adjustment	As restated
Interest and fee income	$15,589,074	$—	$15,589,074
Interest expense	(7,611,185)	—	(7,611,185)

Net interest and fee income before provision for credit losses	7,977,889	—	7,977,889
Provision for credit losses	(9,629,722)	(983,897)	(10,613,619)

Net revenue (loss) from interest and fees after provision for credit losses	(1,651,833)	(983,897)	(2,635,730)
Insurance commissions	8,354,410	—	8,354,410
Commissions from motor club memberships from company owned by related parties	1,601,482	—	1,601,482
Delinquency fees	1,561,013	—	1,561,013
Income tax service agreement income from company owned by related parties	—	—	—
Other income	529,541	—	529,541

Net revenue before retail sales	10,394,613	(983,897)	9,410,716

Retail sales	16,019,081	—	16,019,081
Cost of sales	(10,365,638)	—	(10,365,638)

Gross margin on retail sales	5,653,443	—	5,653,443

Net revenues	16,048,056	(983,897)	15,064,159

Operating expenses
Personnel expense	(15,732,538)	—	(15,732,538)
Facilities expense	(3,981,370)	—	(3,981,370)
General and administrative expenses	(3,062,752)	—	(3,062,752)
Other operating expenses	(5,649,625)	—	(5,649,625)
Impairment loss from writedown of goodwill	—	—	—

Total operating expenses	(28,426,285)	—	(28,426,285)

Net operating loss	(12,378,229)	(983,897)	(13,362,126)
Loss on sale of property and equipment	(10,497)	—	(10,497)

Loss before income tax benefit (expense)	(12,388,726)	(983,897)	(13,372,623)
Income tax benefit (expense)	437,533	—	437,533

Net loss	$(11,951,193)	$(983,897)	$(12,935,090)

Net loss per common share, basic and diluted	$(404.49)	$(33.30)	$(437.79)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Year ended September 25, 2008	As reported	Adjustment	As restated
Interest and fee income	$19,280,069	$—	$19,280,069
Interest expense	(8,275,310)	—	(8,275,310)

Net interest and fee income before provision for credit losses	11,004,759	—	11,004,759
Provision for credit losses	(13,812,192)	769,329	(13,042,863)

Net revenue (loss) from interest and fees after provision for credit losses	(2,807,433)	769,329	(2,038,104)
Insurance commissions	9,615,005	—	9,615,005
Commissions from motor club memberships from company owned by related parties	1,844,341	—	1,844,341
Delinquency fees	1,719,608	—	1,719,608
Income tax service agreement income from company owned by related parties	—	—	—
Other income	647,406	—	647,406

Net revenue before retail sales	11,018,927	769,329	11,788,256

Retail sales	17,164,407	—	17,164,407
Cost of sales	(11,131,463)	—	(11,131,463)

Gross margin on retail sales	6,032,944	—	6,032,944

Net revenues	17,051,871	769,329	17,821,200

Operating expenses
Personnel expense	(15,530,590)	—	(15,530,590)
Facilities expense	(3,807,540)	—	(3,807,540)
General and administrative expenses	(3,287,831)	—	(3,287,831)
Other operating expenses	(4,852,247)	—	(4,852,247)
Impairment loss from writedown of goodwill	(991,243)	—	(991,243)

Total operating expenses	(28,469,451)	—	(28,469,451)

Net operating loss	(11,417,580)	769,329	(10,648,251)
Loss on sale of property and equipment	(20,980)	—	(20,980)

Loss before income tax benefit (expense)	(11,438,560)	769,329	(10,669,231)
Income tax benefit (expense)	(527,806)	1,210,000	682,194

Net loss	$(11,966,366)	$1,979,329	$(9,987,037)

Net loss per common share, basic and diluted	$(405.01)	$66.99	$(338.02)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Year ended September 25, 2007	As reported	Adjustment	As restated
Interest and fee income	$19,480,740	$—	$19,480,740
Interest expense	(8,025,969)	—	(8,025,969)

Net interest and fee income before provision for credit losses	11,454,771	—	11,454,771
Provision for credit losses	(4,982,494)	(2,957,287)	(7,939,781)

Net revenue (loss) from interest and fees after provision for credit losses	6,472,277	(2,957,287)	3,514,990
Insurance commissions	10,120,463	—	10,120,463
Commissions from motor club memberships from company owned by related parties	1,946,476	—	1,946,476
Delinquency fees	1,775,728	—	1,775,728
Income tax service agreement income from company owned by related parties	3,310	—	3,310
Other income	747,829	—	747,829

Net revenue before retail sales	21,066,083	(2,957,287)	18,108,796

Retail sales	19,001,858	—	19,001,858
Cost of sales	(12,170,317)	—	(12,170,317)

Gross margin on retail sales	6,831,541	—	6,831,541

Net revenues	27,897,624	(2,957,287)	24,940,337

Operating expenses
Personnel expense	(15,349,102)	—	(15,349,102)
Facilities expense	(3,760,048)	—	(3,760,048)
General and administrative expenses	(3,150,330)	—	(3,150,330)
Other operating expenses	(4,978,335)	—	(4,978,335)
Impairment loss from writedown of goodwill	(365,824)	—	(365,824)

Total operating expenses	(27,603,639)	—	(27,603,639)

Net operating loss	293,985	(2,957,287)	(2,663,302)
Loss on sale of property and equipment	(19,012)	—	(19,012)

Loss before income tax benefit (expense)	274,973	(2,957,287)	(2,682,314)
Income tax benefit (expense)	100,664	(1,210,000)	(1,109,336)

Net income (loss)	$375,637	$(4,167,287)	$(3,791,650)

Net loss per common share, basic and diluted	$12.71	$(141.04)	$(128.33)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Impacts on the Consolidated Statements of Cash Flows

Year ended September 25, 2009	As reported	Adjustment	As restated
Cash flows from operating activities
Net loss	$(11,951,193)	$(983,897)	$(12,935,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	9,629,722	983,897	10,613,619
Depreciation	880,119	—	880,119
Amortization	4,524	—	4,524
Impairment loss from write-down of goodwill	—	—	—
Deferred income tax expense (benefit)	—	—	—
Loss on sale of property and equipment	10,497	—	10,497
Loss on sale of finance receivables	148,063	—	148,063
Change in assets and liabilities:
Other receivables	240,091	—	240,091
Inventory	965,055	—	965,055
Other assets	662,535	—	662,535
Accounts payable and other accrued liabilities	(789,601)	—	(789,601)
Accrued interest payable	(1,391,946)	—	(1,391,946)

Net cash (used in) provided by operating activities	(1,592,134)	—	(1,592,134)

Cash flows from investing activities
Finance receivables originated	(58,340,423)	—	(58,340,423)
Finance receivables repaid	59,934,161	—	59,934,161
Purchase of property and equipment	(706,512)	—	(706,512)
Proceeds from sale of property and equipment	495,530	—	495,530
Proceeds from sale of finance receivables	76,069	—	76,069

Net cash provided by (used in) investing activities	1,458,825	—	1,458,825

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(368,373)	—	(368,373)
Demand notes	(511,453)	—	(511,453)
Repayments on senior subordinated debt	—	—	—
Repayments on junior subordinated debt to related parties	—	—	—
Proceeds-variable rate subordinated debentures	10,028,146	—	10,028,146
Payments-variable rate subordinated debentures	(18,634,536)	—	(18,634,536)

Net cash (used in) provided by financing activities	(9,486,216)	—	(9,486,216)

Net change in cash and cash equivalents	(9,619,525)	—	(9,619,525)
Cash and cash equivalents, beginning of year	12,541,302	—	12,541,302

Cash and cash equivalents, end of year	$2,921,777	$—	$2,921,777

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Year ended September 25, 2008	As reported	Adjustment	As restated
Cash flows from operating activities
Net loss	$(11,966,366)	$1,979,329	$(9,987,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	13,812,192	(769,329)	13,042,863
Depreciation	793,776	—	793,776
Amortization	5,714	—	5,714
Impairment loss from write-down of goodwill	991,243	—	991,243
Deferred income tax expense (benefit)	1,210,000	(1,210,000)	—
Loss on sale of property and equipment	20,980	—	20,980
Loss on sale of finance receivables	—	—	—
Change in assets and liabilities:
Other receivables	(93,396)	—	(93,396)
Inventory	(110,246)	—	(110,246)
Other assets	(753,777)	—	(753,777)
Accounts payable and other accrued liabilities	(741,186)	—	(741,186)
Accrued interest payable	525,785	—	525,785

Net cash (used in) provided by operating activities	3,694,719	—	3,694,719

Cash flows from investing activities
Finance receivables originated	(73,335,373)	—	(73,335,373)
Finance receivables repaid	67,630,531	—	67,630,531
Purchase of property and equipment	(1,586,379)	—	(1,586,379)
Proceeds from sale of property and equipment	85,319	—	85,319
Proceeds from sale of finance receivables	—	—	—

Net cash provided by (used in) investing activities	(7,205,902)	—	(7,205,902)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	183,227	—	183,227
Demand notes	(2,333,214)	—	(2,333,214)
Repayments on senior subordinated debt	—	—	—
Repayments on junior subordinated debt to related parties	—	—	—
Proceeds-variable rate subordinated debentures	15,435,214	—	15,435,214
Payments-variable rate subordinated debentures	(15,087,019)	—	(15,087,019)

Net cash (used in) provided by financing activities	(1,801,792)	—	(1,801,792)

Net change in cash and cash equivalents	(5,312,975)	—	(5,312,975)
Cash and cash equivalents, beginning of year	17,854,277	—	17,854,277

Cash and cash equivalents, end of year	$12,541,302	$—	$12,541,302

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Year ended September 25, 2007	As reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$375,637	$(4,167,287)	$(3,791,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	4,982,494	2,957,287	7,939,781
Depreciation	794,418	—	794,418
Amortization	5,714	—	5,714
Impairment loss from write-down of goodwill	365,824	—	365,824
Deferred income tax expense (benefit)	(565,000)	1,210,000	645,000
Loss on sale of property and equipment	19,012	—	19,012
Loss on sale of finance receivables	—	—	—
Change in assets and liabilities:
Other receivables	151,586	—	151,586
Inventory	(861,312)	—	(861,312)
Other assets	360,762	—	360,762
Accounts payable and other accrued liabilities	494,778	—	494,778
Accrued interest payable	2,747,680	—	2,747,680

Net cash (used in) provided by operating activities	8,871,593	—	8,871,593

Cash flows from investing activities
Finance receivables originated	(76,942,622)	—	(76,942,622)
Finance receivables repaid	72,779,841	—	72,779,841
Purchase of property and equipment	(1,032,849)	—	(1,032,849)
Proceeds from sale of property and equipment	580,338	—	580,338
Proceeds from sale of finance receivables	—	—	—

Net cash provided by (used in) investing activities	(4,615,292)	—	(4,615,292)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(156,886)	—	(156,886)
Demand notes	(2,145,476)	—	(2,145,476)
Repayments on senior subordinated debt	(600,000)	—	(600,000)
Repayments on junior subordinated debt to related parties	(370,000)	—	(370,000)
Proceeds-variable rate subordinated debentures	14,132,396	—	14,132,396
Payments-variable rate subordinated debentures	(10,181,582)	—	(10,181,582)

Net cash (used in) provided by financing activities	678,452	—	678,452

Net change in cash and cash equivalents	4,934,753	—	4,934,753
Cash and cash equivalents, beginning of year	12,919,524	—	12,919,524

Cash and cash equivalents, end of year	$17,854,277	$—	$17,854,277

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Impacts on the Quarterly Consolidated Financial Statements

The Company also restated the quarterly consolidated financial statements for each of the quarters in fiscal years 2009, 2008 and 2007 on the following pages in this annual report on Form 10-K/A, in lieu of separately amending each Form 10-Q for the respective quarters in fiscal years 2009, 2008 and 2007.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

	As reported	Adjustment	As restated
As of, or for the three months ended December 25, 2008
Finance receivables, net	$67,213,838	$(8,384,026)	$58,829,812
Accumulated deficit	$(16,202,577)	$(8,384,026)	$(24,586,603)
Provision for credit losses	$(2,234,641)	$(441,137)	$(2,675,778)
Net loss	$(1,628,864)	$(441,137)	$(2,070,001)
As of March 25, 2009
Finance receivables, net	$62,119,371	$(8,700,284)	$53,419,087
Accumulated deficit	$(19,310,290)	$(8,700,284)	$(28,010,574)
For the three months ended March 25, 2009
Provision for credit losses	$(1,898,485)	$(316,258)	$(2,214,743)
Net loss	$(3,107,713)	$(316,258)	$(3,423,971)
For the six months ended March 25, 2009
Provision for credit losses	$(4,133,127)	$(757,394)	$(4,890,521)
Net loss	$(4,736,577)	$(757,394)	$(5,493,971)
As of June 25, 2009
Finance receivables, net	$60,369,221	$(8,836,175)	$51,533,046
Accumulated deficit	$(22,554,475)	$(8,836,175)	$(31,390,650)
For the three months ended June 25, 2009
Provision for credit losses	$(2,506,052)	$(135,890)	$(2,641,942)
Net loss	$(3,244,185)	$(135,890)	$(3,380,075)
For the nine months ended June 25, 2009
Provision for credit losses	$(6,639,178)	$(893,285)	$(7,532,463)
Net loss	$(7,980,762)	$(893,285)	$(8,874,047)
As of September 25, 2009
Finance receivables, net	$56,282,881	$(8,926,786)	$47,356,095
Accumulated deficit	$(26,524,906)	$(8,926,786)	$(35,451,692)
For the three months ended September 25, 2009
Provision for credit losses	$(2,990,544)	$(90,612)	$(3,081,156)
Net loss	$(3,970,431)	$(90,612)	$(4,061,043)
For the year ended September 25, 2009
Provision for credit losses	$(9,629,722)	$(983,897)	$(10,613,619)
Net loss	$(11,951,193)	$(983,897)	$(12,935,090)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

	As reported	Adjustment	As restated
As of, or for the three months ended December 25, 2007
Finance receivables, net	$77,421,347	$(8,934,984)	$68,486,363
Accumulated deficit	$(3,187,834)	$(8,934,984)	$(12,122,818)
Provision for credit losses	$(2,042,673)	$(222,766)	$(2,265,439)
Net loss	$(580,487)	$(222,766)	$(803,253)
As of March 25, 2008
Finance receivables, net	$73,260,824	$(9,071,185)	$64,189,639
Accumulated deficit	$(5,410,888)	$(9,071,185)	$(14,482,073)
For the three months ended March 25, 2008
Provision for credit losses	$(3,227,625)	$(136,201)	$(3,363,826)
Net loss	$(2,223,054)	$(136,201)	$(2,359,255)
For the six months ended March 25, 2008
Provision for credit losses	$(5,270,298)	$(358,967)	$(5,629,265)
Net loss	$(2,803,541)	$(358,967)	$(3,162,508)
As of June 25, 2008
Finance receivables, net	$71,616,173	$(9,375,715)	$62,240,458
Accumulated deficit	$(7,719,021)	$(9,375,715)	$(17,094,736)
For the three months ended June 25, 2008
Provision for credit losses	$(3,612,759)	$(304,530)	$(3,917,289)
Net loss	$(2,308,133)	$(304,530)	$(2,612,663)
For the nine months ended June 25, 2008
Provision for credit losses	$(8,883,057)	$(663,497)	$(9,546,554)
Net loss	$(5,111,674)	$(663,497)	$(5,775,171)
As of September 25, 2008
Finance receivables, net	$67,730,473	$(7,942,889)	$59,787,584
Accumulated deficit	$(14,573,713)	$(7,942,889)	$(22,516,602)
For the three months ended September 25, 2008
Provision for credit losses	$(4,929,135)	$1,432,826	$(3,496,309)
Income tax benefit (expense)	$(431,112)	$1,210,000	$778,888
Net loss	$(6,854,692)	$2,642,826	$(4,211,866)
For the year ended September 25, 2008
Provision for credit losses	$(13,812,192)	$769,329	$(13,042,863)
Income tax benefit (expense)	$(527,806)	$1,210,000	$682,194
Net loss	$(11,966,366)	$1,979,329	$(9,987,037)

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

	As reported	Adjustment	As restated
As of, or for the three months ended December 25, 2006
Finance receivables, net	$78,156,778	$(6,570,535)	$71,586,243
Accumulated deficit	$(2,598,312)	$(6,570,535)	$(9,168,847)
Provision for credit losses	$(1,126,703)	$(815,604)	$(1,942,307)
Net income (loss)	$384,672	$(815,604)	$(430,932)
As of March 25, 2007
Finance receivables, net	$75,127,081	$(7,248,753)	$67,878,328
Accumulated deficit	$(2,321,208)	$(7,248,753)	$(9,569,961)
For the three months ended March 25, 2007
Provision for credit losses	$(955,897)	$(678,218)	$(1,634,115)
Net income	$277,105	$678,218	$955,323
For the six months ended March 25, 2007
Provision for credit losses	$(2,082,599)	$(1,493,822)	$(3,576,421)
Net income (loss)	$661,776	$(1,493,822)	$(832,046)
As of June 25, 2007
Finance receivables, net	$75,961,077	$(8,194,693)	$67,766,384
Accumulated deficit	$(2,187,755)	$(8,194,693)	$(10,382,448)
For the three months ended June 25, 2007
Provision for credit losses	$(951,326)	$(945,940)	$(1,897,266)
Net income (loss)	$133,452	$(945,940)	$(812,488)
For the nine months ended June 25, 2007
Provision for credit losses	$(3,033,926)	$(2,439,762)	$(5,473,688)
Net income (loss)	$795,229	$(2,439,762)	$(1,644,533)
As of September 25, 2007
Finance receivables, net	$75,837,823	$(8,712,218)	$67,125,605
Deferred tax assets	$1,210,000	$(1,210,000)	$—
Accumulated deficit	$(2,607,347)	$(9,922,218)	$(12,529,565)
For the three months ended September 25, 2007
Provision for credit losses	$(1,948,568)	$(517,525)	$(2,466,093)
Income tax benefit (expense)	$517,270	$(1,210,000)	$(692,730)
Net income (loss)	$(419,592)	$(3,372,058)	$(3,791,650)
For the year ended September 25, 2007
Provision for credit losses	$(4,982,494)	$(2,957,287)	$(7,939,781)
Income tax benefit (expense)	$100,664	$(1,210,000)	$(1,109,336)
Net income (loss)	$375,637	$(4,167,287)	$(3,791,650)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2009. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on such assessment, management concluded that as of September 25, 2009, the Company’s internal control over financial reporting was not effective due to the existence of the material weakness described below. Management also determined that internal control over financial reporting continued to not be effective as of December 25, 2009 due to this material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 25, 2009:

In response to comments from the Securities and Exchange Commission in connection with the review of Post-Effective Amendment No. 2 to Form S-1 Registration Statement (Commission File No. 333-157700) and Post-Effective Amendment No. 2 to Form S-1 Registration Statement (Commission File No. 333-157701) filed on February 18, 2010, the management of the Company concluded that the provision for credit losses was misstated due to the process used to determine the allowance for credit losses in the consumer loan portfolio. The Company historically has used average charge-off rates for its entire consumer loan portfolio to determine the amount of the related allowance for credit losses. However, consumer loans that have become bankrupt accounts inherently have different risk characteristics and terms than other consumer loans and therefore should be analyzed separately. After analyzing its consumer bankruptcy portfolio, the Company has determined that its policy with respect to consumer bankrupt accounts did not sufficiently reserve for loan losses at the time that customers filed for bankruptcy, and thus did not accurately reflect the likelihood that such accounts eventually would be charged off. Accordingly, the Company has revised its policy to utilize a cost recovery approach to income recognition related to bankrupt accounts. Management of the Company has decided that consumer bankrupt accounts should be fully charged off within 30 days after receipt of the notice of bankruptcy filing. Any amounts later collected with respect to such accounts will be treated as recoveries of charge-offs.

To remedy the material weakness identified above, the Company has implemented the following measures including, among other things:

•	A change in policy requiring consumer finance receivables to be fully charged off within 30 days after receipt of the notice of bankruptcy filing, and

•

The development of a plan to identify when segments of our finance receivable portfolio have developed different risk characteristics and terms than other segments and warrant a separate analysis to determine the allowance for credit losses.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Based upon that evaluation the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures over financial reporting were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of the material weaknesses discussed in Management’s Report on Internal Controls over Financial Reporting.

In light of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, the Company (1) changed its policy requiring consumer finance receivables to be fully charged off within 30 days after receipt of the notice of bankruptcy filing and (2) developed a plan to identify when segments of our finance receivable portfolio have developed different risk characteristics and terms than other segments and warrant a separate analysis to determine the allowance for credit losses. These procedures were performed to ensure that our net finance receivables, accumulated deficit, provision for credit losses, and net loss in the consolidated financial statements were properly stated. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K/A were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, a change in policy for determining the loss provision related to our bankrupt consumer accounts. As a result, we concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The Company is committed to remedying the weakness and is implementing certain remedial measures, including (i) the full charge-off of consumer bankrupt accounts within 30 days after receipt of the notice of bankruptcy filing, and (ii) the reassessment of our existing finance and accounting policies and procedures.

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

Name and Principal Position	Fiscal Year	Salary (2)		Bonus (3)		All Other Compensation (4)		Total
Bradley D. Bellville, President and Chairman	2009 2008	$ $	237,500 226,000	$ $	7,219 6,662	$ $	9,501 15,240	$ $	254,220 247,902

Steve Morrison, Chief Financial Officer	2009 2008	$ $	92,050 86,450	$ $	1,750 4,400		— —	$ $	93,800 90,850

Natasha J. Wood, General Counsel	2009 2008	$ $	130,123 126,243	$ $	7,510 5,957		— —	$ $	137,633 132,200

David Hill, General Manager (1)	2009 2008	$ $	79,452 77,947	$ $	42,278 49,049		— —	$ $	121,730 126,996

Claud Haynes, Operations Manager	2009 2008	$ $	104,736 102,058	$ $	34,472 27,684		— —	$ $	139,208 129,742

(1)	Mr. Hill is the General Manager of Best Buy Autos of Bainbridge Inc., a subsidiary of The Money Tree of Georgia Inc.
(2)	The salary amounts shown are equal to the gross salary amounts that were paid to the Named Executive Officers during fiscal year 2009. As yearly salary increases are given, where appropriate, on the anniversary of the employee’s hire date, the salary reported may include a portion of the Named Executive Officer’s previous annual base salary and his or her current annual base salary.
(3)	This amount includes both performance-based bonuses, as detailed in “2009 Named Executive Officer Compensation Components – Bonus Awards,” and commissions paid to Mr. Haynes by Home Furniture Mart Inc., a subsidiary of The Money Tree Inc.
(4)	The details of “All Other Compensation” are set forth below:

All Other Compensation

Name	Fiscal Year	Company Vehicle		Medical Insurance		Country Club Membership		Life Insurance		Total
Bradley D. Bellville	2009 2008	$ $	5,300 6,552	$ $	1,811 6,306	$ $	1,886 1,800	$ $	504 582	$ $	9,501 15,240

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

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

THE MONEY TREE INC.

Date: May 26, 2010	By:	/s/ Bradley D. Bellville
Bradley D. Bellville President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 26, 2010	By:	/s/ Bradley D. Bellville
Bradley D. Bellville President and Chairman of the Board

Date: May 26, 2010	By:	/s/ Steven P. Morrison
Steven P. Morrison Chief Financial Officer

Date: May 26, 2010	By:	/s/ Jefferey V. Martin
Jefferey V. Martin Director