Form 10-Q/A
period 2009-12-25
Money Tree, Inc.
filed 2010-06-03
CIK 1309126

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                     ☐  Yes   ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                             ☐  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE MONEY TREE INC.

FORM 10-Q/A

December 25, 2009

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of The Money Tree Inc. (the “Company”) as of December 25, 2009, and for the three months in the period ended December 25, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2010, for errors in previously reported amounts related to net finance receivables, accumulated deficit, provision for credit losses and net loss. The table below shows the amount originally reported, the amount of the adjustment, and the restated amount.

	As reported	Adjustment	As restated
As of, or for the three months ended December 25, 2009
Finance receivables, net	$55,076,964	$(9,701,980)	$45,374,984
Accumulated deficit	$(29,497,864)	$(9,701,980)	$(39,199,844)
Provision for credit losses	$1,965,137	$775,194	$2,740,331
Net loss	$(2,972,958)	$(775,194)	$(3,748,152)

For the three months ended December 25, 2008
Provision for credit losses	$2,234,641	$441,137	$2,675,778
Net loss	$(1,628,864)	$(441,137)	$(2,070,001)

Additionally, as a result of these matters, we are amending our evaluation of disclosure controls and procedures in Item 4.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 8, 2010. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 – Financial Statements

•	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 4 – Controls and Procedures

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on April 29, 2010 and in Note 1 to the Consolidated Financial Statements contained herein.

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	(Restated)
	December 25, 2009	September 25, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$1,801,701	$2,921,777
Finance receivables, net	45,374,984	47,356,095
Other receivables	829,464	716,661
Inventory	1,489,064	2,201,966
Property and equipment, net	4,097,245	4,226,555
Other assets	1,788,934	1,831,146
Total assets	$55,381,392	$59,254,200

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,630,931	$2,489,269
Accrued interest payable	13,332,385	13,462,931
Senior debt	52,945	326,517
Variable rate subordinated debentures	73,274,565	73,602,821
Demand notes	3,612,763	3,146,707
Total liabilities	92,903,589	93,028,245

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(39,199,844)	(35,451,692)
Total shareholders’ deficit	(37,522,197)	(33,774,045)
Total liabilities and shareholders’ deficit	$55,381,392	$59,254,200

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations, as restated

Three months ended December 25,	2009	2008
	(Unaudited)

Interest and fee income	$3,304,672	$4,594,648
Interest expense	(1,809,971)	(1,917,223)
Net interest and fee income before provision for credit losses	1,494,701	2,677,425
Provision for credit losses	(2,740,331)	(2,675,778)
Net revenue (loss) from interest and fees after provision for credit losses	(1,245,630)	1,647
Insurance commissions	1,753,864	2,564,830
Commissions from motor club memberships from company owned by related parties	454,326	463,840
Delinquency fees	334,586	403,578
Other income	122,736	133,108
Net revenue before retail sales	1,419,882	3,567,003

Retail sales	3,427,973	4,593,979
Cost of sales	(2,100,071)	(2,980,207)
Gross margin on retail sales	1,327,902	1,613,772

Net revenues	2,747,784	5,180,775
Operating expenses
Personnel expense	(3,705,940)	(4,008,695)
Facilities expense	(1,042,087)	(1,045,556)
General and adminstrative expenses	(670,799)	(850,520)
Other operating expenses	(1,092,831)	(1,346,005)
Total operating expenses	(6,511,657)	(7,250,776)
Net operating loss	(3,763,873)	(2,070,001)
Gain on sale of property and equipment	15,721	-
Loss before income tax expense	(3,748,152)	(2,070,001)
Income tax expense	-	-

Net loss	$(3,748,152)	$(2,070,001)

Net loss per common share, basic and diluted	$(126.86)	$(70.06)

Weighted average shares outstanding	29,546	29,546

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows, as restated

Three months ended December 25,	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(3,748,152)	$(2,070,001)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses	2,740,331	2,675,778
Depreciation	197,967	237,873
Amortization	254	1,310
Gain on sale of property and equipment	(15,721)	-
Change in assets and liabilities:
Other receivables	(112,803)	(947,309)
Inventory	712,902	401,004
Other assets	41,958	86,443
Accounts payable and other accrued liabilities	141,662	219,254
Accrued interest payable	(130,546)	(495,524)

Net cash (used in) provided by operating activities	(172,148)	108,828
Cash flows from investing activities
Finance receivables originated	(13,373,253)	(17,293,604)
Finance receivables repaid	12,614,033	15,575,598
Purchase of property and equipment	(77,736)	(155,224)
Proceeds from sale of property and equipment	24,800	-

Net cash used in investing activities	(812,156)	(1,873,230)
Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(273,572)	(272,385)
Demand notes	466,056	(445,956)
Proceeds-variable rate subordinated debentures	3,611,092	1,596,418
Repayments-variable rate subordinated debentures	(3,939,348)	(6,394,693)
Net cash used in financing activities	(135,772)	(5,516,616)

Net change in cash and cash equivalents	(1,120,076)	(7,281,018)
Cash and cash equivalents, beginning of period	2,921,777	12,541,302
Cash and cash equivalents, end of period	$1,801,701	$5,260,284

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows, as restated (continued)

Three months ended December 25,	2009	2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
Interest	$1,920,065	$2,392,295

Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 1 – BASIS OF PRESENTATION, AS RESTATED

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K/A.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with U.S. generally accepted accounting principles (GAAP) for the interim periods reported. The results of operations for the three months ended December 25, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year.

Restated Results of Operations and Financial Condition

The Company is restating its previously reported financial information for the three months ended December, 25, 2009 and 2008 to correct errors in the consolidated financial statements related to the determination of net finance receivables, accumulated deficit, provision for credit losses and net loss. In addition, the following Notes to the Consolidated Financial Statements have been restated: 1, 2, 4 and 12. These restated consolidated financial statements supersede the Company’s previously issued consolidated financial statements reported in the Company’s initial Form 10-Q filed with the SEC on February 8, 2010. These changes are summarized below:

	As reported	Adjustment	As restated
As of, or for the three months ended December 25, 2009
Finance receivables, net	$55,076,964	$(9,701,980)	$45,374,984
Accumulated deficit	$(29,497,864)	$(9,701,980)	$(39,199,844)
Provision for credit losses	$1,965,137	$775,194	$2,740,331
Net loss	$(2,972,958)	$(775,194)	$(3,748,152)

For the three months ended December 25, 2008
Provision for credit losses	$2,234,641	$441,137	$2,675,778
Net loss	$(1,628,864)	$(441,137)	$(2,070,001)

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

NOTE 2 – NATURE OF BUSINESS, AS RESTATED

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 102 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

club memberships from a company owned by related parties and commissions from sales of prepaid telephone service and prepaid cellular services.

The Company’s loan portfolio consists of consumer sales finance contracts receivables, auto sales finance contracts and direct consumer loan receivables. Consumer sales finance contracts receivables consist principally of retail installment sale contracts collateralized primarily by consumer goods sold by our consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Auto sales finance contracts are motor vehicle installment contracts collateralized by motor vehicles sold by our auto segment dealerships. Direct consumer loan receivables are loans originated directly to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the three months ended December 25, 2009 and the fiscal year ended September 25, 2009, respectively, the Company has incurred net losses of $3,748,152 and $12,935,090, and has had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $1,245,630 and $2,635,730 and as of December 25, 2009 and September 25, 2009, had a shareholders’ deficit of $37,522,197 and $33,774,045, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, AS

RESTATED

Finance receivables consisted of the following:

	December 25, 2009	September 25, 2009
	(Unaudited)
	(Restated)

Finance receivables, direct consumer	$21,145,450	$20,098,661
Finance receivables, consumer sales finance	16,024,957	16,663,172
Finance receivables, auto sales finance	28,359,756	30,151,923
Total gross finance receivables	65,530,163	66,913,756
Unearned insurance commissions	(2,132,508)	(1,996,614)
Unearned finance charges	(8,834,886)	(9,243,875)
Accrued interest receivable	499,261	608,209
Finance receivables, before allowance for credit losses	55,062,030	56,281,476
Allowance for credit losses	(9,687,046)	(8,925,381)
Finance receivables, net	$45,374,984	$47,356,095

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2009	As of and for the year ended September 25, 2009	As of and for the three months ended December 25, 2008
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)

Beginning balance	$8,925,381	$8,813,728	$8,813,728

Provisions for credit losses	2,740,331	10,613,619	2,675,778

Charge-offs
Direct consumer	(1,592,460)	(8,589,238)	(2,244,265)
Consumer sales finance	(737,350)	(3,966,748)	(1,754,964)
Auto sales finance	(397,232)	(1,768,170)	(429,750)

Recoveries - non-file insurance (direct consumer)	544,900	2,795,483	1,458,568
Recoveries - other	202,781	963,918	243,377

Other	695	62,789	38,848

Ending balance	$9,687,046	$8,925,381	$8,801,320

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

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

Notes to Consolidated Financial Statements, as restated (Unaudited)

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 10– CONTINGENT LIABILITIES

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

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended December 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)

Net revenues (loss) before retail sales	$1,492	$(72)	$1,420

Gross margin on retail sales	1,017	311	1,328

Segment operating expenses	(5,637)	(875)	(6,512)
Segment operating loss	$(3,128)	$(636)	$(3,764)

December 25, 2009
In Thousands
Assets
Total segment assets	$28,338	$23,637	$51,975

RECONCILIATION:			December 25, 2009
			(Thousands)
Assets:
Total assets for reportable segments			$51,975

Cash and cash equivalents at corporate level			(219)
Other receivables at corporate level			829
Property and equipment, net at corporate level			1,007
Other assets at corporate level			1,789

Consolidated Assets			$55,381

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements, as restated (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION, AS RESTATED (CONTINUED)

Three months ended December 25, 2008	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$3,670	$(103)	$3,567

Gross margin on retail sales	943	671	1,614

Segment operating expenses	(6,353)	(898)	(7,251)
Segment operating loss	$(1,740)	$(330)	$(2,070)

December 25, 2008
In Thousands

Assets
Total segment assets	$43,242	$25,902	$69,144

RECONCILIATION:			December 25, 2008
			(Thousands)
Assets:
Total assets for reportable segments			$69,144

Cash and cash equivalents at corporate level			1,228
Other receivables at corporate level			1,904
Property and equipment, net at corporate level			1,308
Other assets at corporate level			2,410

Consolidated Assets			$75,994

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 27, 2010. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A as of and for the year ended September 25, 2009.

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

Description of Loans and Contracts
	As of, or for, the Three Months Ended December 25,
	2009	2008
	(Restated)	(Restated)
Direct Consumer Loans:
Number of Loans Made to New Borrowers	7,905	15,666
Number of Loans Made to Former Borrowers	15,518	12,441
Number of Loans Made to Existing Borrowers	12,869	13,794
Total Number of Loans Made	36,292	41,901
Total Volume of Loans Made	$12,124,724	$15,792,769
Average Size of Loans Made	$334	$377
Number of Loans Outstanding	48,975	65,924
Total of Loans Outstanding	$21,145,450	$32,441,449
Percent of Total Loans and Contracts	32.27%	40.59%
Average Balance on Outstanding Loans	$432	$492

Auto Sales Finance Contracts:
Total Number of Contracts Made	100	184
Total Volume of Contracts Made	$1,736,191	$3,323,862
Average Size of Contracts Made	$17,362	$18,064
Number of Contracts Outstanding	2,658	2,703
Total of Contracts Outstanding	$28,359,756	$30,260,514
Percent of Total Loans and Contracts	43.28%	37.86%
Average Balance on Outstanding Contracts	$10,670	$11,195

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	689	860
Number of Loans Made to Former Customers	15	30
Number of Loans Made to Existing Customers	1,121	890
Total Contracts Made	1,825	1,780
Total Volume of Contracts Made	$5,908,107	$5,902,407
Number of Contracts Outstanding	6,665	7,439
Total of Contracts Outstanding	$16,024,957	$17,220,993
Percent of Total Loans and Contracts	24.45%	21.55%
Average Balance of Outstanding Contracts	$2,404	$2,315

Below is a table showing our total gross outstanding finance receivables:

	As of December 25,
	2009	2008
	(Restated)	(Restated)
Total Finance Receivables
Outstanding (gross):

Direct Consumer Loans	$21,145,450	$32,441,449
Auto Sales Finance	28,359,756	30,260,514
Consumer Sales Finance	16,024,957	17,220,993

Total Gross Outstanding	$65,530,163	$79,922,956

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans made or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge offs represent the gross amount of loans charged off as uncollectible. Rebates/other adjustments primarily represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity.

	For the Three Months Ended December 25,
	2009	2008
	(Restated)	(Restated)
Direct Consumer Loans:
Balance - beginning	$20,098,661	$33,068,727
Finance receivables originated	12,124,724	15,792,769
Collections	(8,001,700)	(10,694,706)
Refinances	(2,756,330)	(3,424,774)
Charge offs, gross	(1,592,460)	(2,244,265)
Rebates / other adjustments	1,272,555	(56,302)

Balance - end	$21,145,450	$32,441,449

Consumer Sales Finance
Contracts:
Balance - beginning	$16,663,172	$17,373,830
Finance receivables originated	5,908,107	5,902,407
Collections	(1,921,439)	(1,881,695)
Refinances	(1,957,432)	(1,879,975)
Charge offs, gross	(737,350)	(1,754,964)
Rebates / other adjustments	(1,930,101)	(538,610)

Balance - end	$16,024,957	$17,220,993

Auto Sales Finance Contracts:
Balance - beginning	$30,151,923	$30,707,329
Finance receivables originated	1,736,191	3,323,862
Collections	(2,690,894)	(2,999,197)
Refinances	-	-
Charge offs, gross	(397,232)	(429,750)
Rebates / other adjustments	(440,232)	(341,730)

Balance - end	$28,359,756	$30,260,514

Total:
Balance - beginning	$66,913,756	$81,149,886
Loans originated	19,769,022	25,019,038
Collections	(12,614,033)	(15,575,598)
Refinances	(4,713,762)	(5,304,749)
Charge offs, gross	(2,727,042)	(4,428,979)
Rebates / other adjustments	(1,097,778)	(936,642)

Balance - end	$65,530,163	$79,922,956

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2009	2008
Finance Receivables Originated:
Direct consumer	$12,124,724	$15,792,769
Consumer sales finance	5,908,107	5,902,407
Auto sales finance	1,736,191	3,323,862

Total gross finance receivables originated	19,769,022	25,019,038
Non-cash items included in gross finance receivables*	(6,395,769)	(7,725,434)

Finance receivables originated - cash flows	$13,373,253	$17,293,604

Finance Receivables Repaid:
Collections
Direct consumer	$8,001,700	$10,694,706
Consumer sales finance	1,921,439	1,881,695
Auto sales finance	2,690,894	2,999,197

Finance receivables repaid - cash flows	$12,614,033	$15,575,598

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

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2009	2008
	(Restated)	(Restated)
Average net finance receivables (1)	$55,899,520	$68,865,032
Average notes payable (2)	$76,833,663	$81,867,040

Interest income	$2,319,434	$3,349,011
Loan fee income, excluding delinquency fees	985,238	1,245,637

Total interest and fee income	3,304,672	4,594,648

Interest expense	1,809,971	1,917,223

Net interest and fee income before provision for credit losses	$1,494,701	$2,677,425

Average interest rate earned (annualized)	23.6%	26.7%
Average interest rate paid (annualized)	9.4%	9.4%

Net interest rate spread (annualized)	14.2%	17.3%
Net interest margin (annualized) (3)	10.7%	15.6%

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

The following table shows these ratios of charge offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge offs are shown at gross amounts as presented in the receivable roll-forward on page 22. Recoveries represent receipts from non-file insurance claims and cash and bankruptcy recoveries. The previous 12 months data was used to arrive at the amounts presented.

	As of, or for the 12 Months Ended December 25,
	2009	2008
	(Restated)	(Restated)
Direct Consumer Loans

Ending net finance receivables	$19,487,005	$29,619,256
Average net finance receivables	$22,268,569	$31,269,887

Charge offs - gross	$7,674,845	$8,915,162
Recoveries	(1,881,815)	(3,403,420)

Charge offs, net	$5,793,030	$5,511,742

12 month benchmark of net charge offs to average net receivables	26.0%	17.6%

Consumer Sales Finance Contracts:

Ending net finance receivables	$11,800,009	$13,891,058
Average net finance receivables	$12,854,988	$13,627,961

Charge offs - gross	3,211,722	3,645,898

12 month benchmark of net charge offs to average net receivables	25.0%	26.8%

Auto Sales Finance Contracts:

Ending net finance receivables	$23,775,016	$25,179,169
Average outstanding finance receivables	$25,180,457	$25,489,684

Charge offs, gross	$1,768,170	$1,370,165

12 month benchmark of net charge offs to average net receivables	7.0%	5.4%

Total Receivables:

Ending net finance receivables	$55,062,030	$68,689,483
Average outstanding finance receivables	$60,304,014	$70,387,532

Charge offs, gross	$12,654,737	$13,931,225
Recoveries	(1,881,815)	(3,403,420)

Charge offs, net	$10,772,922	$10,527,805

12 month benchmark of net charge offs to average net receivables	17.9%	15.0%

Taking into consideration the benchmark percentages and other relevant factors, we established an allowance of 26% of net outstanding direct consumer loans, 25% of the net outstanding consumer sales finance contracts, and 7.0% of the net outstanding auto sales finance contracts at December 25, 2009. The allowance for credit losses was $9.7 million or 17.6% of the net outstanding finance receivables at December 25, 2009 and $8.8 million or 13.1% at December 25, 2008.

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

	As of December 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts Receivables	$19,585,101	$17,585,306	$28,359,756	$65,530,163

Loans and Contracts greater than 180 days past due	$2,712,368	$1,179,509	$-	$3,891,877
Percentage of Outstanding	13.8%	6.7%	0.0%	5.9%
Loans and Contracts greater than 90 days past due	$4,156,816	$1,963,518	$921,731	$7,042,065
Percentage of Outstanding	21.2%	11.2%	3.3%	10.7%
Loans and Contracts greater than 60 days past due	$4,710,767	$2,261,894	$1,362,982	$8,335,643
Percentage of Outstanding	24.1%	12.9%	4.8%	12.7%

	As of December 25, 2008
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts Receivables	$32,441,449	$17,220,993	$30,260,514	$79,922,956
Loans and Contracts greater than 180 days past due	$4,754,131	$2,037,485	$-	$6,791,616
Percentage of Outstanding	14.7%	11.8%	0.0%	8.5%
Loans and Contracts greater than 90 days past due	$6,864,709	$2,890,506	$539,810	$10,295,025
Percentage of Outstanding	21.2%	16.8%	1.8%	12.9%
Loans and Contracts greater than 60 days past due	$7,799,849	$3,296,704	$1,105,407	$12,201,960
Percentage of Outstanding	24.0%	19.1%	3.7%	15.3%

* Motor Vehicle Installment Sales Contracts aging categories exclude accounts in legal or repossession process in the amounts of $5,211,007 at December 25, 2009 and $5,366,365 at December 25, 2008.

Results of Operations

Comparison of Three Months Ended December 25, 2009 and 2008

Net Revenues

Net revenues were $2.7 million and $5.2 million for the three months ended December 25, 2009 and 2008, respectively. Liquidity issues continue to hamper our efforts to originate sufficient levels of finance receivables to maintain interest, fees and other revenues connected with our lending at historical levels. Gross finance receivable originations decreased by $5.2 million (20%) as compared to the same period last year. Retail sales and the gross margin on those sales also decreased by $1.2 million and $0.3 million, respectively, for the three months ended December 25, 2009 and 2008.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.5 million and $2.7 million for the three months ended December 25, 2009 and 2008, respectively. During the three months ended December 25, 2009, gross interest income decreased $1.3 million, from $4.6 million for the three months ended December 25, 2008, to $3.3 million, as a result of the decrease in finance receivables originated as mentioned above. Interest income was also impacted by a decrease in the average interest rate earned on finance receivables caused by a significant decrease in higher-earning direct consumer loans. We are formulating a plan to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be down to comparable periods last year until we can finalize and execute the plan. Interest expense was $1.8 million and $1.9 million for the three-month periods ended December 25, 2009 and 2008, respectively.

Provision for Credit Losses

Provision for credit losses was $2.7 million for each of the three months ended December 25, 2009 and 2008, respectively. Net finance receivables charged off decreased approximately $0.5 million compared to the same period last year. Liquidity issues have caused us to strengthen our risk management controls on new loans. Although this has resulted in a significant decrease in finance receivable originations, it has had a positive impact on our delinquency trends. We believe these trends will continue for the near term.

Insurance and Other Products

Income from commissions on insurance products, motor club memberships, delinquency fees and other income decreased approximately $0.9 million for the three months ended December 25, 2009 as compared to the three months ended December 25, 2008. This is a result of the aforementioned decrease in finance receivable originations. We expect this to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

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

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2010. However, there can be no assurances that our actions will be successful.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues. However, as noted elsewhere in this report, during the three months ended December 25, 2009, the Company tightened its risk management controls related to new loans, resulting in a decrease in gross loan originations of $5.2 million from the same period in the prior year, and we (1) received gross proceeds of $3.6 million from the sale of debentures, (2) paid $3.9 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.4 million in net sales of demand notes. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

Changes in our liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of our net income, including, without limitation, purchases of used automobiles, electronics, furnishings and other consumer goods for resale to our customers. The primary investing activities include consumer loan originations and purchases and collections on such consumer loans. Our financing activities currently focus almost entirely on the sale of Debentures and Demand Notes.

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

Except as discussed in Note 1 to Consolidated Financial Statements, we have not substantially changed any aspect of our overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to previous years.

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

In connection with the presentation of the Form 10-Q initially filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2010, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. In this original evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 25, 2009.

In connection with the amendment to our financial statements described in the introductory Explanatory Note and Items 1 and 2 of this Form 10-Q/A, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of and for the fiscal quarter ended December 25, 2009. In connection therewith, we identified a material weakness in internal control over financial reporting. We have determined the Company did not maintain effective controls over the process to evaluate the losses associated with consumer loans in bankruptcy. We believe this control deficiency resulted in a misstatement of net finance receivables, accumulated deficit, provision for credit losses and net loss. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of December 25, 2009.

In light of the material weakness described above we performed additional analyses and other procedures related to delinquent finance receivables to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principals (GAAP) in all material respects.

To remedy the material weaknesses identified above, the Company has implemented the following measures, including, among other things:

•	Revisions to our policy regarding loans in bankruptcy to fully charge off the balance within 30 days of receipt of the bankruptcy notice, and
•	Reassessment of our existing finance and accounting policies and procedures.

Management believes that the implementation of these changes will allow them to improve internal controls over financial reporting and enable them to evaluate such controls. Management will continue to assess the actions necessary to maintain effective controls over the process utilized to evaluate the adequacy of the allowance and provision for credit losses.

Changes in Internal Control Over Financial Reporting

Other than set forth in this 10-Q/A, there have been no changes in our internal control over financial reporting during the quarter ended December 25, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE MONEY TREE INC.

June 3, 2010	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

June 3, 2010	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)