Form 10-Q
period 2010-03-25
Money Tree, Inc.
filed 2010-06-15
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  ☐  Yes   ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2010
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

March 25, 2010

PART I

Item 1 – Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	March 25, 2010	September 25, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$1,197,218	$2,921,777
Finance receivables, net	43,053,747	47,356,095
Other receivables	588,329	716,661
Inventory	1,189,399	2,201,966
Property and equipment, net	3,871,658	4,226,555
Other assets	1,091,032	1,831,146
Total assets	$50,991,383	$59,254,200

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,320,893	$2,489,269
Accrued interest payable	13,173,668	13,462,931
Senior debt	125,430	326,517
Variable rate subordinated debentures	70,713,720	73,602,821
Demand notes	3,393,189	3,146,707
Total liabilities	89,726,900	93,028,245

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(40,413,164)	(35,451,692)
Total shareholders’ deficit	(38,735,517)	(33,774,045)
Total liabilities and shareholders’ deficit	$50,991,383	$59,254,200

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
		(Restated)		(Restated)
Interest and fee income	$3,086,892	$3,705,789	$6,391,564	$8,300,438
Interest expense	(1,768,630)	(1,868,843)	(3,578,601)	(3,786,066)
Net interest and fee income before provision for credit losses	1,318,262	1,836,946	2,812,963	4,514,372
Reduction in reserve (provision) for credit losses	450,358	(2,214,743)	(2,289,973)	(4,890,521)
Net revenue (loss) from interest and fees after provision for credit losses	1,768,620	(377,797)	522,990	(376,149)
Insurance commissions	1,016,272	2,266,829	2,770,136	4,831,659
Commissions from motor club memberships from company owned by related parties	307,232	325,711	761,558	789,550
Delinquency fees	397,519	431,155	732,105	834,733
Other income	141,199	200,717	263,935	333,826
Net revenue before retail sales	3,630,842	2,846,615	5,050,724	6,413,619

Retail sales	2,689,667	3,848,459	6,117,640	8,442,438
Cost of sales	(1,681,115)	(2,519,341)	(3,781,186)	(5,499,548)
Gross margin on retail sales	1,008,552	1,329,118	2,336,454	2,942,890

Net revenues	4,639,394	4,175,733	7,387,178	9,356,509
Operating expenses
Personnel expense	(3,438,671)	(4,160,165)	(7,144,611)	(8,168,860)
Facilities expense	(951,063)	(970,686)	(1,993,150)	(2,016,241)
General and adminstrative expenses	(593,122)	(780,363)	(1,263,922)	(1,630,883)
Other operating expenses	(870,888)	(1,772,983)	(1,961,109)	(3,118,989)
Total operating expenses	(5,853,744)	(7,684,197)	(12,362,792)	(14,934,973)
Net operating loss	(1,214,350)	(3,508,464)	(4,975,614)	(5,578,464)
Gain on sale of property and equipment	1,031	84,493	14,142	84,493
Loss before income tax expense	(1,213,319)	(3,423,971)	(4,961,472)	(5,493,971)
Income tax expense	-	-	-	-

Net loss	$(1,213,319)	$(3,423,971)	$(4,961,472)	$(5,493,971)

Net loss per common share, basic and diluted	$(41.07)	$(115.89)	$(167.92)	$(185.95)

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	2010	2009
	(Unaudited)
		(Restated)
Cash flows from operating activities
Net loss	$(4,961,472)	$(5,493,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	2,289,973	4,890,521
Depreciation	388,261	459,227
Amortization	254	2,381
Gain on sale of property and equipment	(14,142)	(84,493)
Change in assets and liabilities:
Other receivables	128,332	(497,426)
Inventory	1,012,567	579,881
Other assets	739,860	221,890
Accounts payable and other accrued liabilities	(168,376)	(115,580)
Accrued interest payable	(289,263)	(1,196,568)

Net cash used in operating activities	(874,006)	(1,234,138)

Cash flows from investing activities
Finance receivables originated	(23,635,415)	(30,547,836)
Finance receivables repaid	25,647,789	32,025,811
Purchase of property and equipment	(103,421)	(434,355)
Proceeds from sale of property and equipment	84,200	486,750

Net cash provided by investing activities	1,993,153	1,530,370

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(201,087)	15,728
Demand notes	246,482	(798,442)
Proceeds-variable rate subordinated debentures	4,693,866	1,596,418
Repayments-variable rate subordinated debentures	(7,582,967)	(10,461,473)
Net cash used in financing activities	(2,843,706)	(9,647,769)

Net change in cash and cash equivalents	(1,724,559)	(9,351,537)

Cash and cash equivalents, beginning of period	2,921,777	12,541,302
Cash and cash equivalents, end of period	$1,197,218	$3,189,765

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six months ended March 25,	2010	2009
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$3,826,960	$4,928,095

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K/A.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with GAAP for the interim periods reported. The results of operations for the three and six months ended March 25, 2010 and 2009 are not necessarily indicative of the results for the full fiscal year.

Restated Results of Operations

The Company is restating its previously reported financial information for the three and six months ended March, 25, 2009 to correct errors in the consolidated financial statements related to the determination of provision for credit losses and net loss. In addition, the following Notes to the Consolidated Financial Statements contain restated financial data related to the above periods: 1, 2, 4 and 12. Summarized restated amounts for the three and six months ended March 25, 2009 have previously been included in the amended Annual Report filed on Form 10-K/A on May 28, 2010. These restated consolidated financial statements supersede the Company’s previously issued consolidated financial statements reported in the Company’s Form 10-Q filed with the SEC on May 11, 2009. These changes are summarized below:

	As reported	Adjustment	As restated
For the three months ended March 25, 2009
Provision for credit losses	$(1,898,485)	$(316,258)	$(2,214,743)
Net loss	$(3,107,713)	$(316,258)	$(3,423,971)

For the six months ended March 25, 2009
Provision for credit losses	$(4,133,127)	$(757,394)	$(4,890,521)
Net loss	$(4,736,577)	$(757,394)	$(5,493,971)

The Company determined that its policy with respect to consumer bankrupt accounts did not sufficiently reserve for loan losses at the time that customers filed for bankruptcy, and thus did not accurately reflect the likelihood that such accounts eventually would be charged off. After analyzing its consumer bankruptcy portfolio, management of the Company has decided that consumer bankrupt accounts should be charged off fully (i.e. removed from the loan portfolio) within 30 days after receipt of the notice of bankruptcy filing.

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 95 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

club memberships from a company owned by related parties and commissions from sales of prepaid telephone service and prepaid cellular services.

The Company’s loan portfolio consists of consumer sales finance contracts receivables, auto sales finance contracts and direct consumer loan receivables. Consumer sales finance contracts receivables consist principally of retail installment sale contracts collateralized primarily by consumer goods sold by our consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Auto sales finance contracts receivables are motor vehicle installment contracts collateralized by motor vehicles sold by our auto segment dealerships. Direct consumer loan receivables are loans originated directly to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the six months ended March 25, 2010 and the fiscal year ended September 25, 2009, respectively, the Company incurred net losses of $4,961,472 and $12,935,090 and as of March 25, 2010 and September 25, 2009, had a shareholders’ deficit of $38,735,517 and $33,774,045, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment; however, the current economic environment makes the cash forecast difficult to predict.

The average term of our direct consumer loans is less than seven months; therefore, we have substantially curtailed the amount of funds we have been loaning to our customers and are focusing on collections to increase cash flow and address our current cash flow problems. In addition, during the six months ended March 25, 2010, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $6.9 million from the same period in the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations.

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

We believe the cash flow from our operations coupled with sales of the debentures and demand notes, when sales of these securities resume, will be sufficient to cover our liquidity needs and cash flow requirements during 2010. However, there can be no assurances that the Company will sell any debentures or demand notes or that its other actions to preserve cash flows will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (FASB ASC) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2010	September 25, 2009
	(Unaudited)

Finance receivables, direct consumer	$17,940,537	$20,098,661
Finance receivables, consumer sales finance	15,003,653	16,663,172
Finance receivables, auto sales finance	27,544,879	30,151,923
Total gross finance receivables	60,489,069	66,913,756
Unearned insurance commissions	(2,075,992)	(1,996,614)
Unearned finance charges	(8,097,649)	(9,243,875)
Accrued interest receivable	455,808	608,209
Finance receivables, before allowance for credit losses	50,771,236	56,281,476
Allowance for credit losses	(7,717,489)	(8,925,381)
Finance receivables, net	$43,053,747	$47,356,095

An analysis of the allowance for credit losses is as follows:

	As of and for the six months ended March 25, 2010	As of and for the year ended September 25, 2009	As of and for the six months ended March 25, 2009
	(Unaudited)		(Unaudited)
			(Restated)

Beginning balance	$8,925,381	$8,813,728	$8,813,728

Provisions for credit losses	2,289,973	10,613,619	4,890,521

Charge-offs
Direct consumer	(2,889,889)	(8,589,238)	(4,573,294)
Consumer sales finance	(1,312,366)	(3,966,748)	(2,860,683)
Auto sales finance	(758,909)	(1,768,170)	(819,020)

Recoveries - non-file insurance (direct consumer)	999,683	2,795,483	2,397,583
Recoveries - other	450,468	963,918	474,924

Other	13,148	62,789	103,747

Ending balance	$7,717,489	$8,925,381	$8,427,506

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2010	September 25, 2009
	(Unaudited)
Used automobiles	$546,835	$1,159,473
Home furnishings and electronics	642,564	1,042,493
Total inventory	$1,189,399	$2,201,966

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2010	September 25, 2009
	(Unaudited)
Accounts payable	$440,945	$150,144
Insurance payable, loan related	382,105	414,470
Accrued payroll	409,468	472,772
Accrued payroll taxes	38,414	35,642
Sales tax payable	916,941	1,072,007
Other liabilities	133,020	344,234

Total accounts payable and other accrued liabilities	$2,320,893	$2,489,269

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	March 25, 2010	September 25, 2009
	(Unaudited)

Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2010. The carrying values of the collateral at March 25, 2010 and September 25, 2009 were $125,430 and $362,206, respectively.	$125,430	$326,517

Total senior debt	125,430	326,517

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2013.	26,323,084	30,730,844

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2013.	44,390,636	42,871,977

Total subordinated debentures	70,713,720	73,602,821

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	318,186	441,747

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,075,003	2,704,960

Total demand notes	3,393,189	3,146,707

Total debt	$74,232,339	$77,076,045

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 - RELATED PARTY TRANSACTIONS

Martin Family Group, L.L.L.P. owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, L.L.L.P. and also is the holder of the majority of the Company’s common stock. A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, L.L.L.P. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., leases, and then subleases to the Company, another 45 branch office locations and two used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. As noted above, a Company shareholder is the President of Martin Investments, Inc., which ultimately controls Martin Sublease, L.L.C. Total rents paid were $1,040,101 and $1,102,684 for the six months and $636,364 and $546,708 for the three months ended March 25, 2010 and 2009, respectively, and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s President and late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $761,558 and $789,550 for the six months and $307,232 and $325,711 for the three months ended March 25, 2010 and 2009, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $958,009 and $1,296,749 for the six months and $396,089 and $707,283 for the three months ended March 25, 2010 and 2009, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

FASB ASC 280, “Segment Reporting,” requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company representing the small consumer loan business in the four states in which the Company operates. The 95 offices that make up this segment are similar in size and in the markets they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provision for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited)
Net revenues (loss) before retail sales	$5,351	$(300)	$5,051

Gross margin on retail sales	1,478	858	2,336

Operating expenses	(10,750)	(1,613)	(12,363)
Operating loss	$(3,921)	$(1,055)	$(4,976)

March 25, 2010
In Thousands
Assets:
Total assets for reportable segments	$26,152	$22,726	$48,878

Cash and cash equivalents at corporate level			(464)
Other receivables at corporate level			588
Property and equipment, net at corporate level			898
Other assets at corporate level			1,091

Consolidated Assets			$50,991

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
	(Restated)		(Restated)

Net revenues (loss) before retail sales	$6,590	$(176)	$6,414

Gross margin on retail sales	1,599	1,344	2,943

Operating expenses	(13,162)	(1,773)	(14,935)
Operating loss	$(4,973)	$(605)	$(5,578)

March 25, 2009
In Thousands
	(Restated)		(Restated)
Assets:
Total assets for reportable segments	$36,187	$25,758	$61,945

Cash and cash equivalents at corporate level			652
Other receivables at corporate level			1,454
Property and equipment, net at corporate level			1,078
Other assets at corporate level			2,274

Consolidated Assets			$67,403

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$3,859	$(228)	$3,631

Gross margin on retail sales	462	547	1,009

Operating expenses	(5,115)	(739)	(5,854)
Operating loss	$(794)	$(420)	$(1,214)

March 25, 2010
In Thousands
Assets:
Total assets for reportable segments	$26,152	$22,726	$48,878

Cash and cash equivalents at corporate level			(464)
Other receivables at corporate level			588
Property and equipment, net at corporate level			898
Other assets at corporate level			1,091

Consolidated Assets			$50,991

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
	(Restated)		(Restated)

Net revenues (loss) before retail sales	$2,920	$(73)	$2,847

Gross margin on retail sales	656	673	1,329

Operating expenses	(6,809)	(875)	(7,684)
Operating loss	$(3,233)	$(275)	$(3,508)

March 25, 2009
In Thousands
	(Restated)		(Restated)
Assets:
Total assets for reportable segments	$36,187	$25,758	$61,945

Cash and cash equivalents at corporate level			652
Other receivables at corporate level			1,454
Property and equipment, net at corporate level			1,078
Other assets at corporate level			2,274

Consolidated Assets			$67,403

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 28, 2010. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

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

Description of Loans and Contracts
	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2010	2009	2010	2009
		(Restated)		(Restated)
Direct Consumer Loans:
Number of Loans Made to New Borrowers	4,978	4,576	12,883	20,242
Number of Loans Made to Former Borrowers	14,026	17,386	29,544	29,827
Number of Loans Made to Existing Borrowers	11,653	11,632	24,522	25,426
Total Number of Loans Made	30,657	33,594	66,949	75,495
Total Volume of Loans Made	$8,595,145	$10,734,489	$20,719,869	$26,527,238
Average Size of Loans Made	$280	$320	$309	$351
Number of Loans Outstanding	43,805	57,329	43,805	57,329
Total of Loans Outstanding	$17,940,537	$26,857,819	$17,940,537	$26,857,819
Percent of Loans Outstanding	29.66%	36.71%	29.66%	36.71%
Average Balance on Outstanding Loans	$410	$468	$410	$468

Auto Sales Finance Contracts:
Total Number of Contracts Made	151	201	251	385
Total Volume of Contracts Made	$2,478,175	$3,723,500	$4,214,366	$7,047,336
Average Size of Contracts Made	$16,412	$18,525	$16,790	$18,305
Number of Contracts Outstanding	2,635	2,721	2,635	2,721
Total of Contracts Outstanding	$27,544,879	$30,329,656	$27,544,879	$30,329,656
Percent of Total Loans and Contracts	45.54%	41.46%	45.54%	41.46%
Average Balance on Outstanding Contracts	$10,453	$11,147	$10,453	$11,147

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	319	458	1,008	1,318
Number of Loans Made to Former Customers	8	12	23	42
Number of Loans Made to Existing Customers	555	588	1,676	1,692
Total Contracts Made	882	1,058	2,707	3,052
Total Volume of Contracts Made	$2,539,948	$3,131,483	$8,448,055	$9,033,890
Number of Contracts Outstanding	6,726	7,069	6,726	7,069
Total of Contracts Outstanding	$15,003,653	$15,967,366	$15,003,653	$15,967,366
Percent of Total Loans and Contracts	24.80%	21.83%	24.80%	21.83%
Average Balance of Outstanding Contracts	$2,231	$2,259	$2,231	$2,259

Below is a table showing our total gross outstanding finance receivables:

	As of March 25,
	2010	2009
		(Restated)
Total Finance Receivables
Outstanding (gross):

Direct Consumer Loans	$17,940,537	$26,857,819
Auto Sales Finance	27,544,879	30,329,656
Consumer Sales Finance	15,003,653	15,967,366

Total Gross Outstanding	$60,489,069	$73,154,841

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

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2010	2009	2010	2009
		(Restated)		(Restated)
Direct Consumer Loans:
Balance - beginning	$21,145,450	$32,441,449	$20,098,661	$33,068,727
Finance receivables originated	8,595,145	10,734,469	20,719,869	26,527,238
Collections	(8,407,076)	(11,452,580)	(16,408,776)	(22,147,286)
Refinancings	(2,111,506)	(2,405,197)	(4,867,836)	(5,829,971)
Charge offs, gross	(1,297,429)	(2,329,029)	(2,889,889)	(4,573,294)
Rebates / other adjustments	15,953	(131,293)	1,288,508	(187,595)

Balance - end	$17,940,537	$26,857,819	$17,940,537	$26,857,819

Consumer Sales Finance Contracts:
Balance - beginning	$16,024,957	$17,220,993	$16,663,172	$17,373,830
Finance receivables originated	2,539,948	3,131,483	8,448,055	9,033,890
Collections	(1,944,349)	(2,047,956)	(3,865,788)	(3,929,651)
Refinancings	(860,241)	(964,997)	(2,817,673)	(2,844,972)
Charge offs, gross	(575,016)	(1,105,719)	(1,312,366)	(2,860,683)
Rebates / other adjustments	(181,646)	(266,438)	(2,111,747)	(805,048)

Balance - end	$15,003,653	$15,967,366	$15,003,653	$15,967,366

Auto Sales Finance Contracts:
Balance - beginning	$28,359,756	$30,260,514	$30,151,923	$30,707,329
Finance receivables originated	2,478,175	3,723,500	4,214,366	7,047,362
Collections	(2,682,331)	(2,949,677)	(5,373,225)	(5,948,874)
Charge offs, gross	(361,677)	(389,270)	(758,909)	(819,020)
Rebates / other adjustments	(249,044)	(315,411)	(689,276)	(657,141)

Balance - end	$27,544,879	$30,329,656	$27,544,879	$30,329,656

Total:
Balance - beginning	$65,530,163	$79,922,956	$66,913,756	$81,149,886
Loans originated	13,613,268	17,589,452	33,382,290	42,608,490
Collections	(13,033,756)	(16,450,213)	(25,647,789)	(32,025,811)
Refinancings	(2,971,747)	(3,370,194)	(7,685,509)	(8,674,943)
Charge offs, gross	(2,234,122)	(3,824,018)	(4,961,164)	(8,252,997)
Rebates / other adjustments	(414,737)	(713,142)	(1,512,515)	(1,649,784)

Balance - end	$60,489,069	$73,154,841	$60,489,069	$73,154,841

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2010	2009
Finance Receivables Originated:
Direct consumer	$20,719,869	$26,527,238
Consumer sales finance	8,448,055	9,033,890
Auto sales finance	4,214,366	7,047,362

Total gross finance receivables originated	33,382,290	42,608,490
Non-cash items included in gross finance receivables*	(9,746,875)	(12,060,654)

Finance receivables originated - cash flows	$23,635,415	$30,547,836

Finance Receivables Repaid:
Collections
Direct consumer	$16,408,776	$22,147,286
Consumer sales finance	3,865,788	3,929,651
Auto sales finance	5,373,225	5,948,874

Finance receivables repaid - cash flows	$25,647,789	$32,025,811

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

The decrease in the net interest margin (before provision for credit losses) for the six months ended March 25, 2010 was a result primarily of the suppressed average rate earned on and the decrease in outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines and significantly decrease our direct consumer loans, while we experienced only slight decreases in consumer sales finance contracts and motor vehicle installment contracts. These contracts generally yield a lower interest rate as compared to direct consumer loans.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2010	2009	2010	2009
		(Restated)		(Restated)
Average net finance receivables (1)	$52,916,633	$64,585,572	$54,491,490	$66,725,302
Average notes payable (2)	$75,443,785	$78,297,049	$76,138,724	$80,082,044

Interest income	$2,320,807	$2,770,797	$4,640,240	$6,119,809
Loan fee income, excluding delinquency fees	766,085	934,992	1,751,324	2,180,629

Total interest and fee income	3,086,892	3,705,789	6,391,564	8,300,438

Interest expense	1,768,630	1,868,843	3,578,601	3,786,066

Net interest and fee income before provision for credit losses	$1,318,262	$1,836,946	$2,812,963	$4,514,372

Average interest rate earned (annualized)	23.3%	23.0%	23.5%	24.9%
Average interest rate paid (annualized)	9.4%	9.5%	9.4%	9.5%

Net interest rate spread (annualized)	14.0%	13.4%	14.1%	15.4%
Net interest margin (annualized) (3)	10.0%	11.4%	10.3%	13.5%

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

The following table shows these ratios of charge-offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge-offs are shown at gross amounts as presented in the receivable roll-forward on page 23. Recoveries represent receipts from non-file insurance claims and cash and bankruptcy recoveries. The benchmark charge-off ratio is calculated using a rolling average of data from the previous 12 months as shown below.

	As of, or for the 12 Months Ended March 25,
	2010	2009
		(Restated)
Direct Consumer Loans

Ending net finance receivables	$16,024,850	$24,555,415
Average net finance receivables	$19,484,922	$29,579,088

Charge-offs, gross	$6,905,833	$9,020,559
Recoveries	(2,323,105)	(4,780,650)

Charge-offs, net	$4,582,728	$4,239,909

12 month benchmark of net charge offs to average net receivables	23.5%	14.3%

Consumer Sales Finance Contracts:

Ending net finance receivables	$11,505,478	$13,018,287
Average net finance receivables	$11,952,975	$13,527,069

Charge-offs, gross	$2,418,431	$4,121,306

12 month benchmark of net charge offs to average net receivables	20.2%	30.5%

Auto Sales Finance Contracts:

Ending net finance receivables	$23,240,908	$25,181,894
Average outstanding finance receivables	$24,322,984	$25,369,682

Charge-offs, gross	$1,708,058	$1,574,086

12 month benchmark of net charge offs to average net receivables	7.0%	6.2%

Total Receivables:

Ending net finance receivables	$50,771,236	$62,755,596
Average outstanding finance receivables	$55,760,881	$68,475,839

Charge-offs, gross	$11,032,322	$14,715,951
Recoveries	(2,323,105)	(4,780,650)

Charge-offs, net	$8,709,217	$9,935,301

12 month benchmark of net charge offs to average net receivables	15.6%	14.5%

Taking into consideration the benchmark percentages and other relevant factors, we established an allowance of 23.5% of net outstanding direct consumer loans, 20.2% of the net outstanding consumer sales finance contracts, and 7.0% of the net outstanding auto sales finance contracts at March 25, 2010. The allowance for credit losses was $7.7 million (15.2% of the net outstanding finance receivables) at March 25, 2010 and $8.4 million (13.6%) at March 25, 2009.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Below is certain information relating to the delinquency status of each category of our receivables as of March 25, 2010 and 2009:

	As of March 25, 2010
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$17,940,537	$15,003,653	$27,544,879	$60,489,069

Loans and Contracts greater than 180 days past due	$2,369,243	$1,386,748	$-	$3,755,991
Percentage of Outstanding	13.2%	9.2%	0.0%	6.2%
Loans and Contracts greater than 90 days past due	$3,692,569	$1,912,077	$845,019	$6,449,665
Percentage of Outstanding	20.6%	12.7%	3.1%	10.7%
Loans and Contracts greater than 60 days past due	$4,123,191	$2,203,459	$1,118,278	$7,444,928
Percentage of Outstanding	23.0%	14.7%	4.1%	12.3%

	As of March 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts
Receivable	$26,857,819	$15,967,366	$30,329,656	$73,154,841
Loans and Contracts greater than 180 days past due	$4,789,601	$2,052,685	$0	$6,842,286
Percentage of Outstanding	17.8%	12.9%	0.0%	9.4%
Loans and Contracts greater than 90 days past due	$6,500,586	$2,969,660	$677,252	$10,147,498
Percentage of Outstanding	24.2%	18.6%	2.2%	13.9%
Loans and Contracts greater than 60 days past due	$7,089,040	$3,220,910	$1,039,093	$11,349,043
Percentage of Outstanding	26.4%	20.2%	3.4%	15.5%

* Auto Sales Finance Contracts aging categories exclude accounts in legal or repossession process in the amounts of $5,226,484 at March 25, 2010 and $5,350,028 at March 25, 2009.

Results of Operations

Comparison of Six Months Ended March 25, 2010 and 2009

Net Revenues

Net revenues were $7.4 million and $9.4 million for the six months ended March 25, 2010 and 2009, respectively. Interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Due to the current economic environment and our liquidity issues, we implemented tighter risk management controls in fiscal year 2009, which continued through the six months ended March 25, 2010, to preserve cash, resulting in fewer loans being made. Retail sales and the associated gross margin on these sales were also down from prior year levels. A significant decrease in the provision for credit losses partially offset the income and commission decreases. Although we expect our components of income to continue to fall short of prior year levels, we also expect the provision for credit losses to decrease as we realize the benefits of the tighter risk management controls over lending implemented during fiscal year 2009.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $2.8 million and $4.5 million for the six months ended March 25, 2010 and 2009, respectively. Gross interest and fee income decreased $1.9 million to $6.4 million from $8.3 million. This was a result of an approximate 22% overall decrease in finance receivables originated compared to the same period last year. Interest income was also impacted by a decrease in the average interest rate earned on finance receivables caused by a significant decrease in higher-earning direct consumer loans. We are formulating a plan to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be down compared to comparable periods last year until we can finalize and execute the plan. Interest expense was $3.6 million and $3.8 million for the six-month periods ended March 25, 2010 and 2009, respectively, due primarily to decreased amounts of variable rate subordinated debentures outstanding.

Provision for Credit Losses

Provision for credit losses was $2.3 million and $4.9 million for the six months ended March 25, 2010 and 2009, respectively. Net finance receivables charged off decreased approximately $1.9 million compared to the previous year, which we believe is a result of the implementation of tighter risk management controls over lending. This decrease has also reduced the benchmark percentages used in determining the allowance for credit losses. The allowance was $7.7 million (15.2% of net outstanding finance receivables) at March 25, 2010 compared to $8.9 million (15.9%) at September 25, 2009. We expect this trend to continue throughout fiscal year 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $2.1 million, to $3.5 million from $5.6 million, for the six months ended March 25, 2010 and 2009, respectively. As mentioned above, the significant decrease in volume of finance receivables originated during this six-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees, was down $0.2 million compared to last year. We expect this to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $2.3 million and $2.9 million for the six months ended March 25, 2010 and 2009, respectively. Margins in the consumer segment in the first half of fiscal year 2010 were down $0.1 million from the same period last year, while margins in the automotive segment were down $0.5 million. Sales in the consumer segment were approximately $0.6 million lower than last year, while vehicle sales were down approximately $1.7 million. These decreases are consistent with the current retail industry as economic conditions are having a negative impact on consumer spending. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2010 will likely be down to comparable periods last year.

Operating Expenses

Operating expenses were $12.4 million and $14.9 million for the six months ended March 25, 2010 and 2009, respectively. Personnel expenses were approximately $1.1 million lower than the previous year, due primarily to decreases in staffing levels and associated costs, including health insurance expenses. General and administrative expenses were down $0.4 million due to decreases in telecommunications and general office-related costs. Other operating expenses were down $1.2 million due to overall cost-saving measures implemented during the latter part of fiscal year 2009. In fiscal year 2009 we also incurred legal costs for defending and settling two lawsuits that contributed to the increased costs in fiscal year 2009 compared to fiscal year 2010.

Comparison of Three Months Ended March 25, 2010 and 2009

Net Revenues

Net revenues were $4.6 million and $4.2 million for the three months ended March 25, 2010 and 2009, respectively. As discussed above, interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Retail sales and the associated gross margin on these sales were also down from prior year levels. However, we realized a significant decrease in the provision for credit losses (discussed below) that exceeded the decreases in the other components of income and commissions, which resulted in the $0.4 million increase in net revenues. Although we expect our components of income to continue to fall short of prior year levels, we also expect the provision for credit losses to decrease as we realize the benefits of the tighter risk management controls over lending implemented during fiscal year 2009.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.3 million and $1.8 million for the three months ended March 25, 2010 and 2009, respectively. During the second quarter of fiscal year 2010, gross interest and fee income decreased $0.6 million compared to the second quarter of 2009 due to a decrease in gross finance receivable originations of approximately $4.0 million (23%) compared to the same period last year. We are formulating a plan to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be down relative to comparable periods last year until we can finalize and execute the plan. Interest expense was $1.8 million and $1.9 million for the three month periods ended March 25, 2010 and 2009, respectively.

Reduction in Reserve (Provision) for Credit Losses

The reduction in the reserve for credit losses was $0.5 million and the provision for credit losses was $2.2 million for three months ended March 25, 2010 and 2009, respectively. Net finance receivables charged off were approximately $1.1 million lower than the previous year, which we believe is a result of the implementation of tighter risk management controls on lending. This decrease has also reduced the benchmark percentages used in determining the allowance for credit losses. The allowance was $7.7 million (15.2% of net outstanding finance receivables) at March 25, 2010, compared to $9.7 million (17.6%) at December 25, 2009. We expect this trend to continue throughout fiscal year 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships was $1.3 million and $2.6 million for the three months ended March 25, 2010 and 2009, respectively. As previously discussed, the significant decrease in volume of finance receivables originated during this three-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees, was approximately $0.1 million lower than last year. We expect this to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.0 million and $1.3 million for the three months ended March 25, 2010 and 2009, respectively. Sales in the automotive segment for the three-month period in 2010 were down by $0.7 million compared to the same period last year while margins decreased $0.1 million. Sales and margins in the consumer segment were down by $0.5 million and $0.2 million in the three months this year compared to last year. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2010 will likely be down to comparable periods last year.

Operating Expenses

Operating expenses were $5.9 million and $7.7 million for the three months ended March 25, 2010 and 2009, respectively. Personnel expenses were approximately $0.7 million lower during the second quarter of fiscal year 2010 versus 2009, due primarily to decreases in staffing levels and associated costs, including health insurance expenses. General and administrative expense was $0.2 million lower than last year due to decreases in telecommunications and general office-related costs. Other operating expenses were down by $0.9 million due to overall cost-saving measures implemented during latter part of fiscal year 2009. In fiscal year 2009 we also incurred legal costs for defending and settling two lawsuits that contributed to the increased costs in fiscal year 2009 compared to fiscal year 2010.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes, when sales of these securities resume, will be sufficient to cover our liquidity needs and cash flow requirements during 2010. However, there can be no assurances that the Company will sell any debentures or demand notes or that its other actions to preserve cash flows will be successful.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues. However, as noted elsewhere in this report, during the six months ended March 25, 2010, the Company tightened its risk management controls related to new loans, resulting in a decrease in gross loan originations of $9.2 million from the same period in the prior year, and we (1) received gross proceeds of $4.7 million from the sale of debentures, (2) paid $7.6 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.2 million in net sales of demand notes. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents decreased to $1.2 million at March 25, 2010 from $3.2 million at March 25, 2009. Cash and cash equivalents decreased $1.7 million during the six months ended March 25, 2010, primarily as a result of $2.8 million of net cash used in financing activities. We redeemed approximately $7.6 million of debentures while the proceeds from the sale of debentures were $4.7 million. Net cash was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $2.0 million. The cash required to fund the redemption of debentures caused us to tighten our risk management on lending and focus more on collection of finance receivables. Cash and cash equivalents decreased $9.4 million during the six months ended March 25, 2009, primarily as a result of $9.6 million of net cash used in financing activities. We redeemed an unusually high amount of debentures ($10.5 million) while the proceeds from the sale of debentures were $1.6 million. We also redeemed $0.8 million more in demand notes than were sold. Net cash was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $1.5 million.

During 2010, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities. Because we temporarily suspended our offerings of debentures and demand notes, we have used operating cash flow for redemptions and interest payments on outstanding debentures and demand notes, which has reduced new loans to customers. To the extent that we are required to continue using cash from operations (as opposed to net proceeds from sales of debentures and demand notes) to fund redemptions and make interest payments, we will make fewer loans to customers, which will result in a material adverse effect on our liquidity, financial condition and ability to continue as a going concern.

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered debentures and demand notes to investors as a significant source of our required capital. We rely on the sale of debentures and demand notes to fund redemption obligations, make interest payments and, if excess funds are available, fund other Company working capital.

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

During the six months ended March 25, 2010, we (1) received gross proceeds of $4.7 million from the sales of debentures, (2) paid $7.6 million for the redemption of debentures, and (3) received $0.2 million from the net sale of demand notes. We did not offer or sell any debentures and demand notes between January 26, 2010 (the date of the temporary suspension of our offerings of variable rate subordinated debentures and subordinated demand notes) and March 25, 2010. As of March 25, 2010, we and our subsidiary, The Money Tree of Georgia Inc., had $70.7 million of debentures and $3.4 million of demand notes outstanding, compared to $73.6 million of debentures and $3.1 million of demand notes outstanding as of September 25, 2009.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 25, 2010.

Changes in Internal Control Over Financial Reporting

Except for the material weakness in the Company’s internal control over financial reporting and the subsequent measures to remedy such material weakness that were described in the Company’s 2009 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q/A for the quarter ended December 25, 2009, there have been no changes in our internal control over financial reporting during the quarter ended March 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2010 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of lease with Martin Family Group, L.L.L.P.

10.2	Form of lease with Martin Sublease, L.L.C.

31.1	Certification of Principal Executive Officers pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

June 15, 2010	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

June 15, 2010	/s/ Steven P, Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)