Form 10-Q
period 2010-06-25
Money Tree, Inc.
filed 2010-08-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2010
Class A, Voting Class B, Non-Voting	2,686 Shares 26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

June 25, 2010

PART I

Item 1 – Financial Statements

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	June 25, 2010	September 25, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$1,360,040	$2,921,777
Finance receivables, net	39,755,925	47,356,095
Other receivables	464,301	716,661
Inventory	1,007,331	2,201,966
Property and equipment, net	3,696,429	4,226,555
Other assets	650,721	1,831,146
Total assets	$46,934,747	$59,254,200

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$2,091,319	$2,489,269
Accrued interest payable	13,458,094	13,462,931
Senior debt	447,737	326,517
Variable rate subordinated debentures	68,819,538	73,602,821
Demand notes	3,192,427	3,146,707
Total liabilities	88,009,115	93,028,245

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(42,752,015)	(35,451,692)
Total shareholders’ deficit	(41,074,368)	(33,774,045)
Total liabilities and shareholders’ deficit	$46,934,747	$59,254,200

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
		(Restated)		(Restated)
Interest and fee income	$2,845,052	$3,872,277	$9,236,616	$12,172,715
Interest expense	(1,687,079)	(1,939,546)	(5,265,680)	(5,725,612)
Net interest and fee income before provision for credit losses	1,157,973	1,932,731	3,970,936	6,447,103
Provision for credit losses	(703,524)	(2,641,942)	(2,993,497)	(7,532,463)
Net revenue (loss) from interest and fees after provision for credit losses	454,449	(709,211)	977,439	(1,085,360)
Insurance commissions	1,146,861	1,818,195	3,916,997	6,649,854
Commissions from motor club memberships from company owned by related parties	279,907	479,391	1,041,465	1,268,941
Delinquency fees	288,452	364,710	1,020,557	1,199,443
Other income	78,665	117,817	342,600	451,642
Net revenue before retail sales	2,248,334	2,070,902	7,299,058	8,484,520

Retail sales	1,810,228	3,946,598	7,927,868	12,389,036
Cost of sales	(1,114,053)	(2,505,061)	(4,895,239)	(8,004,609)
Gross margin on retail sales	696,175	1,441,537	3,032,629	4,384,427

Net revenues	2,944,509	3,512,439	10,331,687	12,868,947
Operating expenses
Personnel expense	(2,872,421)	(3,942,382)	(10,017,032)	(12,111,242)
Facilities expense	(903,500)	(955,614)	(2,896,650)	(2,971,855)
General and adminstrative expenses	(543,047)	(791,917)	(1,806,969)	(2,422,799)
Other operating expenses	(969,300)	(1,203,066)	(2,930,410)	(4,322,056)
Total operating expenses	(5,288,268)	(6,892,979)	(17,651,061)	(21,827,952)
Net operating loss	(2,343,759)	(3,380,540)	(7,319,374)	(8,959,005)
Gain on sale of property and equipment	4,909	465	19,051	84,958
Loss before income tax expense	(2,338,850)	(3,380,075)	(7,300,323)	(8,874,047)
Income tax expense	-	-	-	-

Net loss	$(2,338,850)	$(3,380,075)	$(7,300,323)	$(8,874,047)

Net loss per common share, basic and diluted	$(79.16)	$(114.40)	$(247.08)	$(300.35)

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	2010	2009
	(Unaudited)
		(Restated)
Cash flows from operating activities
Net loss	$(7,300,323)	$(8,874,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	2,993,497	7,532,463
Depreciation	572,490	670,073
Amortization	254	3,452
Gain on sale of property and equipment	(19,051)	(84,958)
Change in assets and liabilities:
Other receivables	252,360	(20,319)
Inventory	1,194,635	611,123
Other assets	1,180,171	115,830
Accounts payable and other accrued liabilities	(397,950)	(902,819)
Accrued interest payable	(4,837)	(1,120,008)

Net cash used in operating activities	(1,528,754)	(2,069,210)

Cash flows from investing activities
Finance receivables originated	(32,526,417)	(45,583,370)
Finance receivables repaid	37,133,090	46,305,444
Purchase of property and equipment	(123,944)	(568,779)
Proceeds from sale of property and equipment	100,631	487,215

Net cash provided by investing activities	4,583,360	640,510

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	121,220	176,746
Demand notes	45,720	(640,012)
Proceeds-variable rate subordinated debentures	4,693,866	5,141,731
Repayments-variable rate subordinated debentures	(9,477,149)	(13,366,336)
Net cash used in financing activities	(4,616,343)	(8,687,871)

Net change in cash and cash equivalents	(1,561,737)	(10,116,571)

Cash and cash equivalents, beginning of period	2,921,777	12,541,302
Cash and cash equivalents, end of period	$1,360,040	$2,424,731

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine months ended June 25,	2010	2009
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$5,209,161	$6,784,264

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 2 to the Consolidated Financial Statements in the Company’s fiscal 2009 Annual Report on Form 10-K/A.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with GAAP for the interim periods reported. The results of operations for the three and nine months ended June 25, 2010 and 2009 are not necessarily indicative of the results for the full fiscal year.

Restated Results of Operations

The Company restated its previously reported consolidated financial information for the three and nine months ended June, 25, 2009 to correct errors in the consolidated financial statements related to the determination of provision for credit losses and net loss. In addition, the following Notes to the Consolidated Financial Statements contain restated consolidated financial data related to the above periods: 1, 2, 4 and 12. Summarized restated amounts for the three and nine months ended June 25, 2009 have previously been included in the amended Annual Report filed on Form 10-K/A on May 28, 2010. These restated consolidated financial statements supersede the Company’s previously issued consolidated financial statements reported in the Company’s Form 10-Q filed with the SEC on August 10, 2009. These changes are summarized below:

	As reported	Adjustment	As restated
For the three months ended June 25, 2009
Provision for credit losses	$(2,506,052)	$(135,890)	$(2,641,942)
Net loss	$(3,244,185)	$(135,890)	$(3,380,075)

For the nine months ended June 25, 2009
Provision for credit losses	$(6,639,178)	$(893,285)	$(7,532,463)
Net loss	$(7,980,762)	$(893,285)	$(8,874,047)

The adjustments to net loss above resulted in a corresponding decrease in finance receivables, net and the accumulated deficit. The Company determined that its policy with respect to consumer bankrupt accounts did not sufficiently reserve for loan losses at the time that customers filed for bankruptcy, and thus did not accurately reflect the likelihood that such accounts eventually would be charged off. After analyzing its consumer bankruptcy portfolio, management of the Company has decided that consumer bankrupt accounts should be charged off fully (i.e. removed from the loan portfolio) within 30 days after receipt of the notice of bankruptcy filing.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 93 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone service and prepaid cellular services.

The Company’s loan portfolio consists of consumer sales finance contracts receivables, auto sales finance contracts and direct consumer loan receivables. Consumer sales finance contracts receivables consist principally of retail installment sale contracts collateralized primarily by consumer goods sold by our consumer good dealerships, subject to credit approval, in the locations where the Company operates offices. Auto sales finance contracts receivables are motor vehicle installment contracts collateralized by motor vehicles sold by our auto segment dealerships. Direct consumer loan receivables are loans originated directly to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. The average term of direct consumer loans is less than seven months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the nine months ended June 25, 2010 and 2009, respectively, the Company incurred net losses of $7,300,323 and $8,874,047 and as of June 25, 2010 and September 25, 2009, had a shareholders’ deficit of $41,074,368 and $33,774,045, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and ultimately attain successful operations. The Company has closely monitored and managed its liquidity position, understanding that this is of critical importance, especially in the current economic environment; however, the current economic environment makes the cash forecast difficult to predict. Therefore, we have substantially curtailed the amount of funds we have been loaning to our customers and are focusing on collections to increase cash flow and address our current cash flow problems.

During the nine months ended June 25, 2010, two items impacted our ability to generate cash flows. First, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $13.1 million from the same period in the prior year. Second, for the period from January 26, 2010 through the date on which our registration statements on Form S-1 were declared effective by the SEC (July 2, 2010), the Company temporarily suspended our offerings of variable rate subordinated debentures and subordinated demand notes for sale in compliance with Section 10(a)(3) of the Securities Act of 1933, as amended.

We believe the cash flow from our operations, coupled with sales of the debentures and demand notes, will be sufficient to cover our liquidity needs and cash flow requirements during fiscal 2010. However, there can be no assurances that the Company will sell any debentures or demand notes or that our other actions to preserve cash flows will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The amendments to the FASB Accounting Standards Codification™ (FASB ASC) will enhance the current disclosure requirements to assist users of financial statements in assessing an entity’s credit risk exposure and evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 requires entities to disclose the nature of credit risk inherent in their finance receivables, the procedure for analyzing and assessing credit risk, and the changes in both the receivables and the allowance for credit losses by portfolio segment and class. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB ASC provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2010	September 25, 2009
	(Unaudited)

Finance receivables, direct consumer	$15,485,288	$20,098,661
Finance receivables, consumer sales finance	13,510,348	16,663,172
Finance receivables, auto sales finance	25,818,056	30,151,923
Total gross finance receivables	54,813,692	66,913,756
Unearned insurance commissions	(1,815,765)	(1,996,614)
Unearned finance charges	(6,989,275)	(9,243,875)
Accrued interest receivable	404,532	608,209

Finance receivables, before allowance for credit losses	46,413,184	56,281,476
Allowance for credit losses	(6,657,259)	(8,925,381)
Finance receivables, net	$39,755,925	$47,356,095

An analysis of the allowance for credit losses is as follows:

	As of and for the nine months ended June 25, 2010	As of and for the year ended September 25, 2009	As of and for the nine months ended June 25, 2009
	(Unaudited)		(Unaudited)
			(Restated)

Beginning balance	$8,925,381	$8,813,728	$8,813,728

Provisions for credit losses	2,993,497	10,613,619	7,532,463

Charge-offs
Direct consumer	(4,049,347)	(8,589,238)	(6,139,126)
Consumer sales finance	(2,036,727)	(3,966,748)	(3,694,777)
Auto sales finance	(1,189,851)	(1,768,170)	(1,129,519)

Recoveries - non-file insurance (direct consumer)	1,440,782	2,795,483	2,397,583
Recoveries - other	672,221	963,918	728,607

Other	(98,697)	62,789	60,409

Ending balance	$6,657,259	$8,925,381	$8,569,368

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2010	September 25, 2009
	(Unaudited)
Used automobiles	$423,910	$1,159,473
Home furnishings and electronics	583,421	1,042,493
Total inventory	$1,007,331	$2,201,966

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2010	September 25, 2009
	(Unaudited)
Accounts payable	$441,404	$150,144
Insurance payable, loan related	335,345	414,470
Accrued payroll	396,587	472,772
Accrued payroll taxes	29,985	35,642
Sales tax payable	827,805	1,072,007
Other liabilities	60,193	344,234

Total accounts payable and other accrued liabilities	$2,091,319	$2,489,269

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	June 25, 2010	September 25, 2009
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and finance receivables, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2010. The carrying values of the collateral at June 25, 2010 and September 25, 2009 were $4,144,160 and $362,206, respectively.	$447,737	$326,517

Total senior debt	447,737	326,517

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.25% to 9.6%, due at various dates through 2013.	25,395,841	30,730,844

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 6.0% to 8.7%, due at various dates through 2013.	43,423,697	42,871,977

Total subordinated debentures	68,819,538	73,602,821

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	313,386	441,747

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	2,879,041	2,704,960

Total demand notes	3,192,427	3,146,707

Total debt	$72,459,702	$77,076,045

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, L.L.L.P. owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. The estate of the Company’s founder and former CEO is a limited partner of Martin Family Group, L.L.L.P. and also is the holder of the majority of the Company’s common stock (see Note 13 – Subsequent Events for the current ownership of the Company’s common stock). A Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, L.L.L.P. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C., leases, and then subleases to the Company, another 42 branch office locations, one used car lot and one used car administrative office for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these leases are comparable to those obtained from third parties. As noted above, a Company shareholder is the President of Martin Investments, Inc., which ultimately controls Martin Sublease, L.L.C. Total rents paid were $1,485,573 and $1,642,956 for the nine months and $445,471 and $540,272 for the three months ended June 2010 and 2009, respectively, and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s President and late founder’s three children (of which one is a Director), pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $1,041,465 and $1,268,941 for the nine months and $279,907 and $479,391 for the three months ended June 25, 2010 and 2009, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,137,529 and $1,817,239 for the nine months and $179,520 and $520,490 for the three months ended June 25, 2010 and 2009, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

FASB ASC 280, “Segment Reporting,” requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of the original core operations of the Company representing the small consumer loan business in the four states in which the Company operates. The 93 offices that make up this segment are similar in size and in the markets they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)	(Unaudited)
Net revenues (loss) before retail sales	$7,956	$(657)	$7,299

Gross margin on retail sales	1,765	1,268	3,033

Operating expenses	(15,409)	(2,242)	(17,651)
Operating loss	$(5,688)	$(1,631)	$(7,319)

June 25, 2010
In Thousands
Assets:
Total assets for reportable segments	$23,962	$21,288	$45,250

Cash and cash equivalents at corporate level			(269)
Other receivables at corporate level			464
Property and equipment, net at corporate level			839
Other assets at corporate level			651

Consolidated Assets			$46,935

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Net revenues (loss) before retail sales	$8,805	$(320)	$8,485

Gross margin on retail sales	2,335	2,049	4,384

Operating expenses	(19,155)	(2,673)	(21,828)
Operating loss	$(8,015)	$(944)	$(8,959)

June 25, 2009
In Thousands
	(Restated)		(Restated)
Assets:
Total assets for reportable segments	$33,811	$25,803	$59,614

Cash and cash equivalents at corporate level			258
Other receivables at corporate level			977
Property and equipment, net at corporate level			1,044
Other assets at corporate level			2,379

Consolidated Assets			$64,272

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)	(Unaudited)
Net revenues (loss) before retail sales	$2,605	$(357)	$2,248

Gross margin on retail sales	286	410	696

Operating expenses	(4,659)	(629)	(5,288)
Operating loss	$(1,768)	$(576)	$(2,344)

June 25, 2010
In Thousands
Assets:
Total assets for reportable segments	$23,962	$21,288	$45,250

Cash and cash equivalents at corporate level			(269)
Other receivables at corporate level			464
Property and equipment, net at corporate level			839
Other assets at corporate level			651

Consolidated Assets			$46,935

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Net revenues (loss) before retail sales	$2,215	$(144)	$2,071

Gross margin on retail sales	736	705	1,441

Operating expenses	(5,993)	(900)	(6,893)
Operating loss	$(3,042)	$(339)	$(3,381)

June 25, 2009
In Thousands
	(Restated)		(Restated)
Assets:
Total assets for reportable segments	$33,811	$25,803	$59,614

Cash and cash equivalents at corporate level			258
Other receivables at corporate level			977
Property and equipment, net at corporate level			1,044
Other assets at corporate level			2,379

Consolidated Assets			$64,272

NOTE 13 – SUBSEQUENT EVENTS

The Company has registered with the Securities and Exchange Commission on Form S-1 Registration Statements $75,000,000 of Series B Variable Rate Subordinated Debentures (Commission File No. 333-157701) and $35,000,000 of Subordinated Demand Notes (Commission File No. 333-157700). The Post-Effective Amendments to these Registration Statements were declared effective on July 2, 2010. These securities have also been registered with the State of Georgia.

Between July 2, 2010 and July 25, 2010, the Company sold $3.8 million of debentures and $0.8 million of demand notes. For the period from June 26, 2010 to July 25, 2010 the Company redeemed $2.5 million of debentures and $0.5 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

On August 2, 2010, Bradley D. Bellville, the Company’s President and current Chairman, purchased a controlling equity interest in the Company. Mr. Bellville purchased 1,962 shares of our Class A voting common stock and 8,954 shares of our Class B non-voting common stock, which represents 73.05% and 33.34%, respectively, of the total of such shares outstanding. Mr. Bellville purchased the shares from the Vance R. Martin GST Exempt Family Trust f/b/o W. Derek Martin, our former Chairman and the son of the Company’s founder.

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

Overview

We make consumer finance loans and provide other financial products and services through our branch offices in Georgia, Alabama, Louisiana and Florida. We sell retail merchandise, principally furniture, appliances and electronics, at certain of our branch office locations and operate two used automobile dealerships in the State of Georgia. We also offer insurance products, prepaid phone services and automobile club memberships to our loan customers. Over the past few months, we consolidated eight of our branch offices into other locations due to overlapping service coverage. These consolidations occurred in cities where we operated either two or three branch offices or had one branch office that was in close proximity to another branch office and believed operational cost savings would be realized in these consolidations. We believe that this had a minimal effect on overall revenues or customer loyalty and allowed us to allocate capital resources more efficiently. We will continue to evaluate other locations for future consolidations.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2010	2009	2010	2009
		(Restated)		(Restated)
Direct Consumer Loans:
Number of Loans Made to New Borrowers	4,578	6,569	17,461	26,811
Number of Loans Made to Former Borrowers	14,684	18,482	44,228	48,309
Number of Loans Made to Existing Borrowers	10,942	12,602	35,464	38,028
Total Number of Loans Made	30,204	37,653	97,153	113,148
Total Volume of Loans Made	$7,775,824	$12,449,295	$28,495,693	$38,976,533
Average Size of Loans Made	$257	$331	$293	$344
Number of Loans Outstanding	38,889	56,363	38,889	56,363
Total of Loans Outstanding	$15,485,288	$25,188,384	$15,485,288	$25,188,384
Percent of Loans Outstanding	28.25%	35.31%	28.25%	35.31%
Average Balance on Outstanding Loans	$398	$447	$398	$447

Auto Sales Finance Contracts:
Total Number of Contracts Made	91	191	342	576
Total Volume of Contracts Made	$1,492,396	$3,571,697	$5,706,762	$10,619,059
Average Size of Contracts Made	$16,400	$18,700	$16,686	$18,436
Number of Contracts Outstanding	2,576	2,767	2,576	2,767
Total of Contracts Outstanding	$25,818,056	$30,492,713	$25,818,056	$30,492,713
Percent of Total Loans and Contracts	47.10%	42.75%	47.10%	42.75%
Average Balance on Outstanding Contracts	$10,023	$11,020	$10,023	$11,020

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	223	483	1,231	1,801
Number of Loans Made to Former Customers	8	19	31	61
Number of Loans Made to Existing Customers	466	919	2,142	2,611
Total Contracts Made	697	1,421	3,404	4,473
Total Volume of Contracts Made	$2,022,451	$4,436,879	$10,470,506	$13,470,769
Number of Contracts Outstanding	6,098	6,745	6,098	6,745
Total of Contracts Outstanding	$13,510,348	$15,644,082	$13,510,348	$15,644,082
Percent of Total Loans and Contracts	24.65%	21.94%	24.65%	21.94%
Average Balance of Outstanding Contracts	$2,216	$2,319	$2,216	$2,319

Below is a table showing our total gross outstanding finance receivables:

	As of June 25,
	2010	2009
		(Restated)
Total Finance Receivables
Outstanding (gross):

Direct Consumer Loans	$15,485,288	$25,188,384
Auto Sales Finance	25,818,056	30,492,713
Consumer Sales Finance	13,510,348	15,644,082

Total Gross Outstanding	$54,813,692	$71,325,179

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2010	2009	2010	2009
		(Restated)		(Restated)

Direct Consumer Loans:
Balance - beginning	$17,940,537	$26,857,819	$20,098,661	$33,068,727
Finance receivables originated	7,775,824	12,449,295	28,495,693	38,976,533
Collections	(6,950,803)	(9,558,085)	(23,359,579)	(31,705,371)
Refinancings	(1,801,497)	(2,750,290)	(6,669,333)	(8,580,261)
Charge offs, gross	(1,159,458)	(1,565,832)	(4,049,347)	(6,139,126)
Rebates / other adjustments	(319,315)	(244,523)	969,193	(432,118)

Balance - end	$15,485,288	$25,188,384	$15,485,288	$25,188,384

Consumer Sales Finance Contracts:
Balance - beginning	$15,003,653	$15,967,366	$16,663,172	$17,373,830
Finance receivables originated	2,022,451	4,436,879	10,470,506	13,470,769
Collections	(1,828,151)	(1,923,246)	(5,693,939)	(5,852,897)
Refinancings	(773,434)	(1,561,628)	(3,591,107)	(4,406,600)
Charge offs, gross	(724,361)	(834,094)	(2,036,727)	(3,694,777)
Rebates / other adjustments	(189,810)	(441,195)	(2,301,557)	(1,246,243)

Balance - end	$13,510,348	$15,644,082	$13,510,348	$15,644,082

Auto Sales Finance Contracts:
Balance - beginning	$27,544,879	$30,329,656	$30,151,923	$30,707,329
Finance receivables originated	1,492,396	3,571,697	5,706,762	10,619,059
Collections	(2,706,347)	(2,798,302)	(8,079,572)	(8,747,176)
Charge offs, gross	(430,942)	(310,499)	(1,189,851)	(1,129,519)
Rebates / other adjustments	(81,930)	(299,839)	(771,206)	(956,980)

Balance - end	$25,818,056	$30,492,713	$25,818,056	$30,492,713

Total:
Balance - beginning	$60,489,069	$73,154,841	$66,913,756	$81,149,886
Loans originated	11,290,671	20,457,871	44,672,961	63,066,361
Collections	(11,485,301)	(14,279,633)	(37,133,090)	(46,305,444)
Refinancings	(2,574,931)	(4,311,918)	(10,260,440)	(12,986,861)
Charge offs, gross	(2,314,761)	(2,710,425)	(7,275,925)	(10,963,422)
Rebates / other adjustments	(591,055)	(985,557)	(2,103,570)	(2,635,341)

Balance - end	$54,813,692	$71,325,179	$54,813,692	$71,325,179

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2010	2009
Finance Receivables Originated:
Direct consumer	$28,495,693	$38,976,533
Consumer sales finance	10,470,506	13,470,769
Auto sales finance	5,706,762	10,619,059

Total gross finance receivables originated	44,672,961	63,066,361
Non-cash items included in gross finance receivables*	(12,146,544)	(17,482,991)

Finance receivables originated per statement of cash flows	$32,526,417	$45,583,370

Finance Receivables Repaid:
Collections
Direct consumer	$23,359,579	$31,705,371
Consumer sales finance	5,693,939	5,852,897
Auto sales finance	8,079,572	8,747,176

Finance receivables repaid per statement of cash flows	$37,133,090	$46,305,444

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

The decrease in the net interest margin (before provision for credit losses) for the nine months ended June 25, 2010 was primarily a result of the suppressed average rate earned on and the decrease in outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines and significantly decrease our direct consumer loans, while we experienced only slight decreases in consumer sales finance contracts and motor vehicle installment contracts. These contracts generally yield a lower interest rate as compared to direct consumer loans.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2010	2009	2010	2009
		(Restated)		(Restated)
Average net finance receivables (1)	$47,949,104	$61,344,331	$51,785,032	$64,931,645
Average notes payable (2)	$73,255,907	$77,450,074	$75,177,785	$79,204,854

Interest income	$2,078,967	$2,837,302	$6,781,356	$8,957,111
Loan fee income, excluding delinquency fees	766,085	1,034,975	2,455,260	3,215,604

Total interest and fee income	2,845,052	3,872,277	9,236,616	12,172,715

Interest expense	1,687,079	1,939,546	5,265,680	5,725,612

Net interest and fee income before provision for credit losses	$1,157,973	$1,932,731	$3,970,936	$6,447,103

Average interest rate earned (annualized)	23.7%	25.2%	23.8%	25.0%
Average interest rate paid (annualized)	9.2%	10.0%	9.3%	9.6%

Net interest rate spread (annualized)	14.5%	15.2%	14.4%	15.4%
Net interest margin (annualized) (3)	9.7%	12.6%	10.2%	13.2%

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

	As of, or for the 12 Months Ended June 25,
	2010	2009
		(Restated)
Direct Consumer Loans

Ending net finance receivables	$13,887,673	$22,852,261
Average net finance receivables	$17,913,528	$26,927,558

Charge-offs, gross	$6,499,459	$8,362,759
Recoveries	(2,716,991)	(4,277,764)

Charge-offs, net	$3,782,468	$4,084,995

12 month benchmark of net charge offs to average net receivables	21.1%	15.2%

Consumer Sales Finance Contracts:

Ending net finance receivables	$10,520,120	$12,791,883
Average net finance receivables	$11,720,987	$13,092,905

Charge-offs, gross	$2,308,698	$4,325,089

12 month benchmark of net charge offs to average net receivables	19.7%	33.0%

Auto Sales Finance Contracts:

Ending net finance receivables	$22,005,391	$25,284,637
Average outstanding finance receivables	$23,791,119	$25,267,218

Charge-offs, gross	$1,828,501	$1,542,487

12 month benchmark of net charge offs to average net receivables	7.7%	6.1%

Total Receivables:

Ending net finance receivables	$46,413,184	$60,928,781
Average outstanding finance receivables	$53,425,634	$65,287,681

Charge-offs, gross	$10,636,658	$14,230,335
Recoveries	(2,716,991)	(4,277,764)

Charge-offs, net	$7,919,667	$9,952,571

12 month benchmark of net charge offs to average net receivables	14.8%	15.2%

Taking into consideration the benchmark percentages and other relevant factors, we established an allowance of 21.1% of average net outstanding direct consumer loans, 19.7% of the average net outstanding consumer sales finance contracts, and 7.7% of the average net outstanding auto sales finance contracts at June 25, 2010. The allowance for credit losses was $6.7 million (14.3% of the net outstanding finance receivables) at June 25, 2010 and $8.6 million (14.3%) at June 25, 2009.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Below is certain information relating to the delinquency status of each category of our receivables as of June 25, 2010 and 2009:

	As of June 25, 2010
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$15,485,288	$13,510,348	$25,818,056	$54,813,692

Loans and Contracts greater than 180 days past due	$2,197,666	$1,203,250	$-	$3,400,916
Percentage of Outstanding	14.2%	8.9%	0.0%	6.2%
Loans and Contracts greater than 90 days past due	$3,189,857	$1,983,137	$855,741	$6,028,735
Percentage of Outstanding	20.6%	14.7%	3.3%	11.0%
Loans and Contracts greater than 60 days past due	$3,727,596	$2,426,622	$1,143,187	$7,297,405
Percentage of Outstanding	24.1%	18.0%	4.4%	13.3%

	As of June 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
	(Restated)	(Restated)		(Restated)
Gross Loans and Contracts
Receivable	$25,188,384	$15,644,082	$30,492,713	$71,325,179
Loans and Contracts greater than 180 days past due	$4,200,538	$1,976,723	$0	$6,177,261
Percentage of Outstanding	16.7%	12.6%	0.0%	8.7%
Loans and Contracts greater than 90 days past due	$5,682,757	$2,656,551	$546,786	$8,886,094
Percentage of Outstanding	22.6%	17.0%	1.8%	12.5%
Loans and Contracts greater than 60 days past due	$6,243,480	$2,957,967	$851,641	$10,053,088
Percentage of Outstanding	24.8%	18.9%	2.8%	14.1%

* Auto Sales Finance Contracts aging categories exclude accounts in legal or repossession process in the amounts of $4,567,952 at June 25, 2010 and $5,470,133 at June 25, 2009.

Results of Operations

Comparison of Nine Months Ended June 25, 2010 and 2009

Net Revenues

Net revenues were $10.3 million and $12.9 million for the nine months ended June 25, 2010 and 2009, respectively. Interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Due to the current economic environment and our liquidity issues, which have been compounded by our inability to offer debentures and demand note for sale since January 26, 2010, we implemented tighter risk management controls in fiscal year 2009, which continued through the nine months ended June 25, 2010, to preserve cash, resulting in fewer loans being made. Retail sales and the associated gross margin on these sales were also down from prior year levels. A significant decrease in the provision for credit losses partially offset the income and commission decreases. Although we expect our components of income to continue to fall short of prior year levels, we also expect the provision for credit losses to decrease as we realize the benefits of the tighter risk management controls over lending implemented during fiscal year 2009. Over the past few months, we consolidated eight of our branch offices into other branch office locations due to overlapping service coverage. The primary objective of these consolidations was to reduce operating expenses. We believe that this had a minimal effect on overall revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $4.0 million and $6.4 million for the nine months ended June 25, 2010 and 2009, respectively. Gross interest and fee income decreased $3.0 million to $9.2 million from $12.2 million. This was a result of an approximate 29% decrease in finance receivables originated compared to the same period last year. Interest income was also impacted by a decrease in the average interest rate earned on finance receivables caused by a significant decrease in higher-earning direct consumer loans. We expect interest and fee income to continue to be down in relation to comparable periods last year until we can sell sufficient quantities of debentures and demand notes to provide cash to increase originations of direct consumer loans and consequently increase interest and fee income. Interest expense was $5.3 million and $5.7 million for the nine-month periods ended June 25, 2010 and 2009, respectively, due primarily to decreased amounts of variable rate subordinated debentures outstanding.

Provision for Credit Losses

Provision for credit losses was $3.0 million and $7.5 million for the nine months ended June 25, 2010 and 2009, respectively. Net finance receivables charged off decreased approximately $2.7 million compared to the previous year, which we believe is a result of the implementation of tighter risk management controls over lending. This decrease has also reduced the benchmark percentages used in determining the allowance for credit losses. The allowance was $6.7 million (14.3% of net outstanding finance receivables) at June 25, 2010 compared to $8.9 million (15.9%) at September 25, 2009. We expect this trend to continue throughout fiscal year 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $2.9 million, to $5.0 million from $7.9 million for the nine months ended June 25, 2010 and 2009, respectively. The decrease in volume of finance receivables originated during this nine-month period compared to last year resulted in lower commissions earned on the sale of these products. We expect these commissions to continue to be down in relation to comparable periods last year until we can sell sufficient quantities of debentures and demand notes to provide cash to increase originations of loans and consequently increase commissions. Other income, including delinquency fees, decreased approximately $0.3 million from last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $3.0 million and $4.4 million for the nine months ended June 25, 2010 and 2009, respectively. Margins in the consumer segment in the nine months of this year were down $0.6 million over the same period last year while margins in the automotive segment were down $0.8 million. Sales in the consumer segment were approximately $1.5 million lower than last year while vehicle sales were down approximately $2.9 million. These decreases are consistent with the current retail industry as economic conditions are having a negative impact on consumer spending. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2010 will continue to be down in relation to comparable periods last year.

Operating Expenses

Operating expenses were $17.7 million and $21.8 million for the nine months ended June 25, 2010 and 2009, respectively. Over the past few months, we have consolidated eight branch offices into other branch office locations due to overlapping service coverage. The primary objective of these consolidations was to reduce operating expenses. Personnel expenses were approximately $2.1 million lower than the previous year, due primarily to decreases in staffing levels and associated costs, including health insurance expenses. General and administrative expenses were down $0.6 million due to decreases in telecommunications and general office-related costs. Other operating expenses were down $1.4 million due to overall cost-saving measures implemented during the latter part of fiscal year 2009. In fiscal year 2009 we also incurred legal costs for defending and settling two lawsuits that contributed to the increased costs in fiscal year 2009 compared to fiscal year 2010.

Comparison of Three Months Ended June 25, 2010 and 2009

Net Revenues

Net revenues were $2.9 million and $3.5 million for the three months ended June 25, 2010 and 2009, respectively. As discussed above, interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. Retail sales and the associated gross margin on these sales were also down from prior year levels. However, we realized a significant decrease in the provision for credit losses (discussed below) that partially offset the decreases in the other components of income and commissions, which resulted in the $0.6 million decrease in net revenues. Although we expect our components of income to continue to fall short of prior year levels, we also expect the provision for credit losses to decrease as we realize the benefits of the tighter risk management controls over lending implemented during fiscal year 2009.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.2 million and $1.9 million for the three months ended June 25, 2010 and 2009, respectively. During the third quarter of fiscal year 2010, gross interest and fee income decreased $1.0 million compared to the third quarter of 2009 due to a decrease in gross finance receivable originations of approximately $9.2 million (45%) compared to the same period last year. We expect interest and fee income to continue to be down in relation to comparable periods last year until we can sell sufficient quantities of debentures and demand notes to provide cash to increase originations of direct consumer loans and consequently increase interest and fee income. Interest expense was $1.7 million and $1.9 million for the three-month periods ended June 25, 2010 and 2009, respectively.

Provision for Credit Losses

The provision for credit losses was $0.7 million and $2.6 million for three months ended June 25, 2010 and 2009, respectively. Net finance receivables charged off were approximately $0.8 million lower than the previous year, which we believe is a result of the implementation of tighter risk management controls on lending. This decrease has also reduced the benchmark percentages used in determining the allowance for credit losses. The allowance was $6.7 million (14.3% of net outstanding finance receivables) at June 25, 2010, compared to $7.7 million (15.2%) at March 25, 2010. We expect this trend to continue throughout fiscal year 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships was $1.4 million and $2.3 million for the three months ended June 25, 2010 and 2009, respectively. As previously discussed, the significant decrease in volume of finance receivables originated during this three-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees, was approximately $0.1 million lower than last year. We expect this to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $0.7 million and $1.4 million for the three months ended June 25, 2010 and 2009, respectively. Sales in the automotive segment for the three-month period in 2010 were down by $1.2 million compared to the same period last year while margins decreased $0.3 million. Sales and margins in the consumer segment were down by $0.9 million and $0.4 million in the three months this year compared to last year. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2010 will likely be down to comparable periods last year.

Operating Expenses

Operating expenses were $5.3 million and $6.9 million for the three months ended June 25, 2010 and 2009, respectively. Over the past few months, we have consolidated eight branch offices into other branch office locations due to overlapping service coverage. The primary objective of these consolidations was to reduce operating expenses. Personnel expenses were approximately $1.0 million lower during the third quarter of fiscal year 2010 versus 2009, due primarily to decreases in staffing levels and associated costs, including health insurance expenses. General and administrative expense was $0.3 million lower than last year due to decreases in telecommunications and general office-related costs. Other operating expenses were down by $0.2 million due to overall cost-saving measures implemented during the latter part of fiscal year 2009.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2010. However, there can be no assurances that we will sell any debentures or demand notes or that our actions to preserve cash flows will be successful.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues. However, as noted elsewhere in this report, during the nine months ended June 25, 2010, the Company tightened its risk management controls related to new loans, resulting in a decrease in gross loan originations of $18.4 million from the same period in the prior year, and we received gross proceeds of $4.7 million from the sale of debentures and paid $9.5 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents decreased to $1.4 million at June 25, 2010 from $2.4 million at June 25, 2009. Cash and cash equivalents decreased $1.6 million during the nine months ended June 25, 2010, primarily as a result of $4.6 million of net cash used in financing activities. We redeemed approximately $9.5 million of debentures while the proceeds from the sale of debentures were $4.7 million. Net cash was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $4.6 million. The cash required to fund the redemption of debentures caused us to tighten our risk management on lending and focus more on collection of finance receivables. Cash and cash equivalents decreased $10.1 million during the nine months ended June 25, 2009, primarily as a result of $8.7 million of net cash used in financing activities. We redeemed an unusually high amount of debentures ($13.4 million) while the proceeds from the sale of debentures were $5.1 million. We also redeemed $0.6 million more in demand notes than were sold. Net cash of $0.6 million was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $0.7 million.

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

For the period from January 26, 2010 through the date on which our Post-Effective Amendments to Registration Statements on Form S-1 were declared effective by the SEC (July 2, 2010), the Company temporarily suspended our offerings of variable rate subordinated debentures and subordinated demand notes for sale in compliance with Section 10(a)(3) of the Securities Act of 1933, as amended.

During the nine months ended June 25, 2010, we (1) received gross proceeds of $4.7 million from the sales of debentures, and (2) paid $9.5 million for redemption of debentures for us and our subsidiary, The Money Tree of Georgia Inc. As of June 25, 2010, we and this subsidiary had $68.8 million of debentures and $3.2 million of demand notes outstanding compared to $73.6 million of debentures and $3.1 million of demand notes outstanding as of September 25, 2009.

Subsequent Events

We have registered with the Securities and Exchange Commission on Form S-1 Registration Statements $75,000,000 of Series B Variable Rate Subordinated Debentures (Commission File No. 333-157701) and $35,000,000 of Subordinated Demand Notes (Commission File No. 333-157700). The Post-Effective Amendments to these Registration Statements were declared effective on July 2, 2010. These securities have also been registered with the State of Georgia.

Between July 2, 2010 and July 25, 2010, we sold $3.8 million of debentures and $0.8 million of demand notes. For the period from June 26, 2010 to July 25, 2010 we redeemed $2.5 million of debentures and $0.5 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

On August 2, 2010, Bradley D. Bellville, our President and current Chairman, purchased a controlling equity interest in us. Mr. Bellville purchased 1,962 shares of our Class A voting common stock and 8,954 shares of our Class B non-voting common stock, which represents 73.05% and 33.34%, respectively, of the total of such shares outstanding. Mr. Bellville purchased the shares from the Vance R. Martin GST Exempt Family Trust f/b/o W. Derek Martin, our former Chairman and the son of the Company’s founder.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 25, 2010.

Changes in Internal Control Over Financial Reporting

Except for the material weakness in the Company’s internal control over financial reporting and the subsequent measures to remedy such material weakness that were described in the Company’s 2009 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q/A for the quarter ended December 25, 2009, there have been no changes in our internal control over financial reporting during the quarter ended June 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended June 25, 2010 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

The impact on us of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its implementing regulations cannot be predicted at this time.

A wide range of regulatory initiatives directed at the financial services industry has been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and will require the BCFP, the FDIC, the SEC and other federal agencies to implement numerous new rules, many of which may not be implemented for several months or years. The Dodd-Frank Act and the resulting regulations will significantly impact the current regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may impact our results of operations, financial condition or liquidity.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 25, 2009 that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

THE MONEY TREE INC.

August 9, 2010	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

August 9, 2010	/s/ Steven P, Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)