Form 10-K
period 2010-09-25
Money Tree, Inc.
filed 2010-12-23
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2010

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2010
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE MONEY TREE INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 25, 2010

PART I

Item 1.	Business:

We originally incorporated in the State of Georgia in 1987 under the name The Money Tree Inc. Then, in 1995, pursuant to a corporate reorganization, we changed the name of the company to The Money Tree of Georgia Inc. and formed a new parent company called The Money Tree Inc. We have been engaged in the consumer finance business since our inception, primarily making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans are direct loans to customers for general use, which are collateralized by existing automobiles or consumer goods, or are unsecured. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval. Direct consumer loans and consumer sales finance contracts originate primarily in our branch office locations. As of September 25, 2010, direct consumer loans comprised 29.8%, motor vehicle installment sales contracts comprised 45.6%, and consumer sales finance contracts comprised 24.6% of the gross amount of our outstanding loans and contracts.

As of the date of this report, we operate 91 consumer finance branch offices in cities located throughout Georgia, Florida, Alabama and Louisiana and two used car lots in Georgia.

We operate our business through the following wholly-owned subsidiaries: The Money Tree of Georgia Inc.; The Money Tree of Louisiana, Inc.; The Money Tree of Florida Inc.; Small Loans, Inc.; and Home Furniture Mart Inc. Below is a map showing our branch office locations:

LOCATIONS OF THE MONEY TREE INC.

LOUISIANA

1 Alexandria 1
2 Baker
3 Baton Rouge
4 Bossier City
5 DeRidder
6 Eunice
7 Hammond
8 Houma
9 Lafayette
10 Lake Charles
11 Mansfield
12 Mansura
13 Marrero
14 Natchitoches
15 New Iberia
16 Oakdale
17 Opelousas
18 Pineville
19 Plaquemine
20 Ruston
21 Shreveport 1
22 West Monroe

GEORGIA

1 Albany
2 Americus
3 Ashburn
4 Athens
5 Augusta 1
6 Augusta 3
7 Bainbridge 1
8 Bainbridge 2
9 Bainbridge-Best Buy
10 Blue Ridge
11 Brunswick 1
12 Buford
13 Cairo
14 Calhoun
15 Canton
16 Carrollton
17 Cartersville
18 Cedartown
19 Chatsworth
20 Columbus 1
21 Columbus 2
22 Columbus-Best Buy
23 Conyers
24 Covington
25 Dalton
26 Dawsonville
27 Donalsonville
28 Douglas
29 Douglasville
30 Dublin
31 Dublin-Best Buy
32 Forest Park
33 Fort Oglethorpe
34 Gainesville
35 Garden City
36 Gray
37 LaGrange
38 Lavonia
39 Louisville
40 Macon
41 Morrow
42 Moultrie
43 Newnan
44 Rincon
45 Rome
46 Savannah
47 St. Mary's
48 Statesboro
49 Thomasville
50 Toccoa
51 Valdosta
52 West Point
53 Winder

ALABAMA

1 Abbeville
2 Alexander City
3 Bay Minette
4 Brewton
5 Clanton
6 Dothan 1
7 Greenville
8 Mobile
9 Monroeville
10 Montgomery
11 Opelika
12 Prattville
13 Roanoke
14 Sylacauga
15 Thomasville
16 Troy

FLORIDA

1 Marianna
2 Quincy
3 Tallahassee 1

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

To the extent they are secured at all, direct consumer loans are generally secured by personal property and/or motor vehicles already owned by our customers. Automobile sales finance loans are made primarily in the Bainbridge and Dublin, Georgia locations (during the year ended September 25, 2010 the Columbus Georgia lot was closed). They are typically made in amounts from $3,000 to $30,000 on maturities of 24 to 54 months. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either at our branch locations or at a retail store. The consumer goods purchased by the customer serve as collateral for these loans. We originate consumer sales finance contracts at our branch offices and sometimes purchase such contracts from retail dealers. These loans have maturities that typically range from three to 36 months and generally do not individually exceed $4,000 in principal amount. We generally charge the maximum interest rates allowed under applicable federal and state laws for our loans.

Prior to making a loan or purchasing a consumer sales finance contract or a motor vehicle installment sales contract, we undertake a credit investigation to determine the income, existing indebtedness, length and stability of employment, and other relevant information concerning the customer. When a loan is made, if it is secured at all, we are granted a security interest in personal property or automobiles of the borrower. In making direct consumer loans, we place emphasis upon the customer’s ability to repay rather than upon the potential resale value of the underlying collateral. In making motor vehicle installment sales and consumer sales finance contracts we place additional emphasis upon the marketability and value of the underlying collateral. See “Lending and Collection Operations” below for further discussion of collateral considerations.

Our business consists mainly of making loans to salaried people and wage earners who depend on their earnings to make their repayments. Our ability to operate on a profitable basis, therefore, depends to a large extent on the continued employment of these people and their ability to meet their obligations as they become due. As a result of the sustained recession and continued downturn in the U.S. and local economies in which we operate with resulting unemployment and continued increases in the number of personal bankruptcies, our collection ratios and profitability have been and continue to be significantly detrimentally affected. See “Risk Factors – We suffered significant credit losses in 2010 due to continued weak economic conditions, and there is no guarantee that such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

Below is a chart detailing the relationships of our subsidiaries and other related entities:

Lending and Collection Operations

We seek to provide short-term loans to the segment of the population that has limited access to other sources of credit and is considered a higher credit risk. See “Risk Factors – Our typical customer base has ‘subprime’ credit ratings and higher than average credit risks which has resulted in increased loan defaults.” In evaluating the creditworthiness of potential customers, we primarily examine the individual’s discretionary income, length of current employment, duration of residence and credit experience. We make loans to individuals on the basis of the customer’s discretionary income and other factors and the loans are limited to amounts that we believe the customer can reasonably be expected to repay from that income. All of our new customers are required to complete standardized credit applications in person or by telephone at our local offices. We equip each of our local offices to perform immediate background, employment and credit checks. Generally, we perform loan approval at our headquarters; however, some branch managers have limited authority to approve loans up to certain amounts. When initiating a loan for a new customer, our employees verify the applicant’s employment and credit histories through telephone checks with employers or other employment references and a variety of credit services. We require substantially all new customers to submit a listing of personal property that will be pledged as collateral to secure the loan, but we do not rely on the value of such collateral in the loan approval process and typically do not perfect our security interest in collateral securing our loans by filing Uniform Commercial Code (UCC) financing statements. Instead, on many, but not all direct consumer loans, we charge a non-filing or non-recording insurance fee in connection with our direct consumer loans. These fees are equal in aggregate amount to the premiums paid by us to purchase non-filing insurance coverage from an unaffiliated insurance company. Under our non-filing insurance coverage, we are reimbursed for losses on direct consumer loans resulting from our policy of not perfecting our security interest in collateral pledged to secure the loans. However, not all losses on loans that carry this insurance qualify for a claim. Occurrences such as the pledged collateral being stolen, given away or never existing would disqualify a claim. Also, insufficient documentation of collection activity or if the debtor was unable to be located would disqualify a claim.

Non-file insurance is not available for motor vehicle installment sales contracts and consumer sales finance contracts. We must rely on the collateral securing the loan for these two products, and any recovery on such collateral is very uncertain. Accordingly, if the customer were to default in the repayment of the loan, we may not be able to recover the outstanding loan balance by resorting to the sale of collateral. If repossession and sale of the collateral occurs, the proceeds from the sale are applied to the loan as a payment and in many cases are not sufficient to pay the outstanding balance of the loan. If the remaining balance after the sale of the collateral is not recoverable through the legal process, the balance is considered a loss and is charged off. See “Provision for Credit Losses” below for further discussion of the charge-off process. Also see “Risk Factors – The collectibility of our finance receivables has been severely and negatively affected by general economic conditions and we have not been able to recover the full amount of delinquent accounts by resorting to sale of collateral or receipt of non-filing insurance proceeds.”

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

In the fiscal year ended September 25, 2010, approximately 37.01% of the total number of loans we made resulted from refinancing of existing loans. Refinancings accounted for approximately 25.39% of the total volume of loans we made during that period. In the fiscal year ended September 25, 2009, approximately 34.9% of the total number of loans and 19.9% of the total volume of loans we made resulted from refinancing of existing loans. A refinancing represents a new loan transaction with an existing customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity due to the established credit of these customers. The refinancings result in increased amounts borrowed by the customer and additional fees and income realized by us.

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

Insurance and Other Benefits

We offer various credit and non-credit insurance products in connection with our loans. We sell insurance products as a licensed agent for a non-affiliated insurance company pursuant to certain underwriting guidelines set by the insurance company. During our fiscal year ended September 25, 2010, we earned $5.0 million in commissions from the sale of insurance products.

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

Direct consumer loans are charged off net of proceeds from non-filing insurance. We purchase non-filing insurance on many, but not all direct consumer loans in lieu of filing a UCC financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording. Should we ever discontinue our practice of purchasing non-filing insurance, the proceeds from these claims would not be available to us to offset future credit losses and additional provisions for credit losses would be required.

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

Additional information concerning our provision for credit losses can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Analysis of Allowance for Credit Losses” on page 22 of this report.

Allowance for Credit Losses

The allowance for credit losses (a deduction from finance receivables reported on our Consolidated Balance Sheet and sometimes known as a bad debt reserve) is determined in order to reflect the risk of future charge-offs inherent in our ending finance receivables balance. Historical loss experience coupled with the levels of and trends in delinquencies are the primary factors in the determination of the allowance for credit losses. Other factors such as borrowers’ financial standing, effects of any changes in risk selection and lending policies and practices, and general economic conditions, to a lesser extent, are also considered. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Analysis of Allowance for Credit Losses” on page 22 for a detailed discussion of this allowance and the methodology management uses in its determination.

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

The Equal Credit Opportunity Act prohibits us from discriminating against loan applicants based on race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, we are required to make certain disclosures regarding consumer rights and to advise consumers whose credit applications are not approved as to the reasons for the rejection.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provides for a number of reforms and regulations that will affect our industry, the impact of which may not be known for several years until the legislation becomes fully effective. See “Risk Factors – The impact on us of the Dodd-Frank Act and its implementing regulations cannot be predicted at this time.”

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

Employees

As of September 25, 2010, we had 296 full-time employees and four part-time employees. We do not have employment agreements with any of our employees.

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

The opinion of our independent registered accounting firm for the fiscal year ended September 25, 2010, which is included in Item 8 of this report, contains a going concern qualification. This conclusion is based on our operating losses, a deficiency in net interest margin and our shareholders’ deficit. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern.

We suffered significant losses during fiscal years 2009 and 2010 and we anticipate such losses will likely continue in 2011.

Our net losses were approximately $12.9 million and $12.1 million during fiscal years 2009 and 2010, respectively. We anticipate that such significant losses will likely continue in 2011.

We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.

We may issue demand notes, debentures, or similar debt instruments to investors in order to raise funds for our operations. As of September 25, 2010, we had a total of $71.2 million of debentures and $3.2 million of demand notes outstanding, which demand notes may be redeemed by our investors at any time. Of this amount, our subsidiary, The Money Tree of Georgia Inc., has $22.5 million of debentures and $0.3 million of demand notes outstanding. While the maturing debentures of our subsidiary are subject to substantially similar early redemption and automatic extension provisions as the debentures, we cannot predict with any accuracy the number of debenture holders who will elect to redeem such debentures at or prior to maturity. We intend to pay these and any other redemption obligations using our normal cash sources, such as collections on finance receivables and used car sales, as well as proceeds from the sale of the debentures and demand notes. We are substantially reliant upon the net offering proceeds we receive from the sale of the debentures and demand notes. However, during the fiscal year ended September 25, 2010, we redeemed $14.4 million in debentures, while only receiving $12.0 million from the sale of new debentures. Therefore, we have had to use funds from operations to fund these net redemptions. Our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace and we continue to suffer losses and use funds from operations to fund redemptions. If we are unable to repay or redeem the principal amount of debentures or demand notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations.

Our decreased sales of Debentures and Demand Notes, along with the increased redemptions of these securities, has resulted in fewer loans being made to customers, which has significantly negatively affected our operations, financial position and liquidity.

For the fiscal years ended September 25, 2010 and 2009, we sold $12.0 million and $10.0 million of Debentures, respectively. Meanwhile, we had redemptions of Debentures of $14.4 million and $18.6 million during the same periods, respectively. For the fiscal years ended September 25, 2010 and 2009, we sold $2.6 million and $3.0 million of Demand Notes, respectively. Meanwhile, we had redemptions of Demand Notes of $2.6 million and $3.5 million during the same periods, respectively. These $11.5 million combined net redemptions during the past two years have required us to use significant funds from operations to pay these net redemptions and corresponding interest payments. Accordingly, we have made significantly less loans to our customers resulting in reduced net finance receivables balances and net interest and fee income. This decrease in sales of Debentures and Demand Notes, along with the increased redemptions of these securities, have significantly negatively affected our operations, financial position and liquidity.

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

During our fiscal years ended September 25, 2010, 2009 and 2008, we concluded that our system of internal controls over financial reporting contained a material weakness and was not operating effectively. This resulted in errors in our financial statements. There can be no assurance that in the future our system of internal controls would detect misstatements in our financial statements. If we fail to detect material misstatements in our financial statements in the future, our financial condition and operating results could be severely and negatively affected.

We suffered significant credit losses in 2010 due to continued weak economic conditions, and there is no guarantee that such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.

Because our business consists mainly of making loans to individuals who depend on their earnings to make their repayments, our ability to operate on a profitable basis depends to a large extent on the continued employment of those individuals and their ability to meet their financial obligations as they become due. In the current recession and continued downturn in the U.S. and local economies in which we operate, our customers have been affected by the resulting unemployment and increases in the number of personal bankruptcies. Therefore, we continue to experience increased credit losses and our collection ratios and profitability could continue to be materially and adversely affected. This recession has negatively affected our customers’ disposable income, confidence and spending patterns and preferences, which in turn are negatively impacting our sales of consumer goods and vehicles and our customers’ ability to repay their obligations to us. As a result, we continue to experience significant credit losses through loan charge-offs. For the fiscal year ended September 25, 2010, our charge-offs, net of recoveries, for our entire loan portfolio were $7.7 million, or 15.5% of average net finance receivables, and charge-offs for the direct consumer loans and consumer sales finance contract segments were 19.7% of the related average receivables. Although the net charge-offs for this fiscal year are less than in the previous year, these high levels of charge-offs have had a negative impact on our operations and profitability. Should the current economic conditions continue or worsen, our operations and profitability will continue to be materially and adversely affected.

Our significant shareholders’ deficit balance may limit our ability to obtain future financing, which could have a negative effect on our operations and our liquidity.

As of September 25, 2010, we had a shareholders’ deficit of $45,908,992 which means our total liabilities exceed our total assets. Bankruptcy law defines this as balance sheet insolvency. The existence of a significant shareholders’ deficit may limit our ability to obtain future debt or equity financing. If we are unable to obtain financing in the future, it will likely have a negative effect on our operations and our liquidity and our ability to continue as a going concern.

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

Interest rates are currently at or near historic lows. Sustained, significant increases in interest rates could unfavorably impact our liquidity and increase our losses or delay a possible return to profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our demand notes and debentures and any bank debt we incur. Any reduction in our liquidity and increase in our losses or delay in a possible return to profitability would diminish our ability to pay principal and interest on the debentures and demand notes.

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

The impact on us of the Dodd-Frank Act and its implementing regulations cannot be predicted at this time.

A wide range of regulatory initiatives directed at the financial services industry has been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and will require the BCFP, the FDIC, the SEC and other federal agencies to implement numerous new rules, many of which may not be implemented for months or even years. The Dodd-Frank Act and the resulting regulations will significantly impact the current regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may impact our results of operations, financial condition or liquidity.

We are devoting resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

For fiscal year ended September 25, 2010, we are subject to the requirements of Section 404(A) of the Sarbanes-Oxley Act, and in order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we have evaluated our internal controls over financial reporting to allow management to report on our internal controls systems. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

We are controlled by Bradley D. Bellville and do not have any independent board members overseeing our operations.

Our board of directors consists of Bradley D. Bellville, our President, and Jefferey V. Martin. We do not have any independent directors on our board. In addition, Mr. Bellville owns a majority of the outstanding shares of our voting capital stock. Therefore, Mr. Bellville will be able to exercise significant control over our affairs, including the election of directors.

Item 2.	Properties:

As of the date of this report, we lease all 91 of our branch office locations, the two used car lots and our corporate headquarters in Bainbridge, Georgia. Martin Family Group, LLLP owns and leases to us the real estate for thirteen of these branch office locations, one used car lot and our corporate headquarters. A former shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group LLLP. In addition, Martin Sublease, L.L.C. leases from the owners, and subleases to us, 37 of these branch office locations, one used car lot, and one auto finance collection office.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Not applicable.

Item 6.	Selected Financial Data:

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data, as of September 25, 2010 and 2009, and the selected consolidated statement of operations data, for the fiscal years ended September 25, 2010 and 2009, have been derived from our audited consolidated financial statements and related notes included in this report. The selected consolidated balance sheet data, as of September 25, 2008, 2007, and 2006, and the selected consolidated statement of operations data, for the fiscal year ended September 25, 2008, 2007 and 2006, have been derived from our audited financial statements that are not included in this report.

	As of, and for, the Fiscal Year Ended September 25,
	2010	2009	2008	2007	2006
Interest and fee income	$11,807	$15,589	$19,280	$19,481	$20,048
Interest expense	(6,976)	(7,611)	(8,275)	(8,026)	(7,350)

Net interest and fee income before provision for credit losses	4,831	7,978	11,005	11,455	12,698
Provision for credit losses	(5,682)	(10,762)	(13,043)	(7,940)	(4,718)

Net revenue (loss) from interest and fees after provision for credit losses	(851)	(2,784)	(2,038)	3,515	7,980
Insurance commissions	5,032	8,354	9,615	10,120	11,263
Commissions from motor club memberships(1)	1,371	1,602	1,844	1,947	1,957
Delinquency fees	1,326	1,561	1,720	1,776	1,565
Income tax service income(2)	—	—	—	3	83
Other income	401	530	647	748	689

Net revenues before retail sales	7,279	9,263	11,788	18,109	23,537
Retail sales	9,419	16,019	17,164	19,002	17,972
Cost of sales	(5,840)	(10,366)	(11,131)	(12,170)	(11,611)

Gross margin on retail sales	3,579	5,653	6,033	6,832	6,361
Net revenues	10,858	14,916	17,821	24,941	29,898
Operating expenses	(22,806)	(28,278)	(28,469)	(27,604)	(29,151)

Net operating income (loss)	(11,948)	(13,362)	(10,468)	(2,663)	747
Other non-operating income	—	—	—	—	151
Loss on sale of property and equipment	(187)	(11)	(21)	(19)	(75)

Income (loss) before income tax benefit (expense)	(12,135)	(13,373)	(10,669)	(2,682)	823
Income tax benefit (expense)	—	438	682	(1,109)	(274)

Net income (loss)	$(12,135)	$(12,935)	$(9,987)	$(3,791)	$549

Ratio of earnings to fixed charges(3)	(4)	(4)	(4)	(4)	1.10

Cash and cash equivalents	$2,115	$2,922	$12,541	$17,854	$12,920
Finance receivables(5)	42,319	56,281	68,601	72,276	73,178
Allowance for credit losses	(6,871)	(8,925)	(8,814)	(5,150)	(2,275)

Finance receivables, net	35,448	47,356	59,787	67,126	70,903
Other receivables	493	717	957	861	1,013
Inventory	1,202	2,202	3,167	3,057	2,195
Property and equipment, net	3,369	4,227	4,906	4,220	4,581
Total assets	43,226	59,254	83,857	95,862	95,732
Senior debt	165	327	695	512	669
Senior subordinated debt	—	—	—	—	600
Subordinated debt, related parties	—	—	—	—	370
Debentures(6)	71,227	73,603	82,209	81,861	77,910
Demand notes(6)	3,175	3,147	3,658	5,991	8,137
Shareholders’ deficit	$(45,909)	$(33,774)	$(20,839)	$(10,852)	$(7,060)

(1)	Received from Interstate Motor Club, Inc., an affiliated entity.
(2)	Received from Cash Check Inc. of Ga., an affiliated entity.
(3)

The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of this ratio, “earnings” is determined by adding pre-tax income to “fixed charges,” which consists of interest on all indebtedness and an interest factor attributable to rent expense.

(4)

Calculation results in a deficiency in the ratio (i.e., less than one-to-one coverage). The deficiency in earnings to cover fixed charges was $12,134,947, $13,372,623; $10,669,231; and $2,682,314 for the years ended September 25, 2010, 2009, 2008, and 2007, respectively.

(5)	Net of unearned insurance commissions, unearned finance charges and unearned discounts.
(6)	Issued, in part, by our subsidiary, The Money Tree of Georgia Inc. See Note 7 to our consolidated audited financial statements for the year ended September 25, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We fund our consumer loan demand through a combination of cash collections from our consumer loans, proceeds raised from the sale of debentures and demand notes and loans from various banks and other financial institutions. Our consumer loan business consists of making, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans generally serve individuals with limited access to other sources of consumer credit, such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made typically to people who need money for some unusual or unforeseen expense, for the purpose of paying off an accumulation of small debts or for the purchase of furniture and appliances. Consumer sales finance contracts consist of retail installment sales contracts for purchases of specific consumer goods by customers either from our branch locations or from a retail store and are collateralized by such consumer goods. Motor vehicle installment sales contracts are initiated by us or purchased from automobile dealers subject to our credit approval and are collateralized by such automobiles. The following table sets forth certain information about the components of our finance receivables:

Description of Loans and Contracts
	As of, or for, the Year Ended September 25,
	2010	2009
Direct Consumer Loans:
Number of Loans Made to New Borrowers	23,075	33,045
Number of Loans Made to Former Borrowers	57,651	64,774
Number of Loans Made to Existing Borrowers	45,653	50,504
Total Number of Loans Made	126,379	148,323
Total Volume of Loans Made	$36,677,415	$48,940,971
Average Size of Loans Made	$290	$330
Number of Loans Outstanding	36,715	47,619
Total of Loans Outstanding	$14,790,670	$20,098,661
Percent of Loans Outstanding	29.8%	30.0%
Average Balance on Outstanding Loans	$403	$422

Description of Loans and Contracts

	As of, or for, the Year Ended September 25,
	2010	2009
Motor Vehicle Installment Sales Contracts:
Total Number of Contracts Made	415	775
Total Volume of Contracts Made	$6,929,116	$14,097,733
Average Size of Contracts Made	$16,697	$18,191
Number of Contracts Outstanding	2,330	2,742
Total of Contracts Outstanding	$22,584,170	$30,151,923
Percent of Total Loans and Contracts	45.6%	45.1%
Average Balance on Outstanding Contracts	$9,693	$10,996

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	1,461	2,241
Number of Loans Made to Former Customers	33	68
Number of Loans Made to Existing Customers	2,736	3,112
Total Contracts Made	4,230	5,421
Total Volume of Contracts Made	$12,938,677	$17,046,757
Number of Contracts Outstanding	5,682	7,242
Total of Contracts Outstanding	$12,192,962	$16,663,172
Percent of Total Loans and Contracts	24.6%	24.9%
Average Balance of Outstanding Contracts	$2,146	$2,301

Below is a table showing our total gross outstanding finance receivables:

	September 25, 2010	September 25, 2009
Total Loans and Contracts Outstanding (gross):
Direct Consumer Loans	$14,790,670	$20,098,661
Motor Vehicle Installment	22,584,170	30,151,923
Consumer Sales Finance	12,192,962	16,663,172

Total Gross Outstanding	$49,567,802	$66,913,756

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

	Fiscal Year Ended September 25, 2010	Fiscal Year Ended September 25, 2009
Direct Consumer Loans:
Balance – beginning	$20,098,661	$33,068,727
Loans originated	36,677,415	48,940,971
Collections	(29,344,478)	(40,671,119)
Refinancings	(8,460,573)	(10,912,645)
Charge-offs, gross	(5,447,963)	(8,589,238)
Rebates/other adjustments	1,267,608	(1,738,035)

Balance – end	$14,790,670	$20,098,661

Consumer Sales Finance Contracts:
Balance – beginning	$16,663,172	$17,373,830
Loans originated	12,938,677	17,046,757
Collections	(7,272,223)	(7,760,796)
Refinancings	(4,685,942)	(5,635,286)
Charge-offs, gross	(2,519,125)	(3,966,748)
Rebates/other adjustments	(2,931,597)	(394,585)

Balance – end	$12,192,962	$16,663,172

Motor Vehicle Installment Sales Contracts:
Balance – beginning	$30,151,923	$30,707,329
Loans originated	6,929,116	14,097,733
Collections	(10,538,981)	(11,502,246)
Refinancings	—	—
Charge-offs, gross	(1,942,229)	(1,768,170)
Rebates/other adjustments	(2,015,659)	(1,382,723)

Balance – end	$22,584,170	$30,151,923

Total:
Balance – beginning	$66,913,756	$81,149,886
Loans originated	56,545,208	80,085,461
Collections	(47,155,682)	(59,934,161)
Refinancings	(13,146,515)	(16,547,931)
Charge-offs, gross	(9,909,317)	(14,324,156)
Rebates/other adjustments	(3,679,648)	(3,515,343)

Balance – end	$49,567,802	$66,913,756

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Fiscal Year Ended September 25, 2010	Fiscal Year Ended September 25, 2009
Finance Receivables Originated:
Direct consumer loans	$36,677,415	$48,940,971
Consumer sales finance	12,938,677	17,046,757
Motor vehicle installment sales	6,929,116	14,097,733
Total gross loans originated	56,545,208	80,085,461
Non-cash items included in gross finance receivables*	(14,663,008)	(21,745,038)

Finance receivables originated – cash flows**	$41,882,200	$58,340,423

Loans Repaid:
Collections
Direct consumer loans	$29,344,478	$40,671,119
Consumer sales finance	7,272,223	7,760,796
Motor vehicle installment sales	10,538,981	11,502,246

Finance receivables repaid – cash flows	$47,155,682	$59,934,161

*	Includes precomputed interest and fees (since these amounts are included in the gross amount of finance receivables originated but are not advanced in the form of cash to customers) and refinanced receivable balances (since there is no cash generated from the repayment of original receivables refinanced).
**	Includes amounts advanced to customers in conjunction with refinancings, which were $4,414,821 for the fiscal year ended September 25, 2010 and $4,738,460 for the fiscal year ended September 25, 2009.

Segments and Seasonality

We segment our business operations into the following two segments:

•	consumer finance and sales; and

•	automotive finance and sales.

The consumer finance and sales segment is comprised primarily of small consumer loans and sales of consumer goods such as furniture, appliances and electronics. We typically experience our strongest financial performance for the consumer finance and sales segment during the holiday season, which is our first fiscal quarter ending December 25.

The automotive finance and sales segment is comprised exclusively of used vehicle sales and their related financing. We typically experience our strongest financial performance for the automotive finance and sales segment during our second fiscal quarter ending March 25 when demand for used cars is at the highest. Please refer to Note 16 in the “Notes to Consolidated Financial Statements” for a breakdown of our operations by segment.

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

The decrease in the net interest margin for the fiscal year ended September 25, 2010 was a result primarily of the reduction in outstanding loans, but was also affected by the suppressed average rate earned on outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines which resulted in a significant decrease our direct consumer loans. While we experienced decreases in consumer sales finance contracts and motor vehicle installment contracts, these contracts have longer terms and generally yield a lower interest rate as compared to direct consumer loans. We also saw a slight decrease in the average interest rate paid on our debt in fiscal year 2010 as a result of higher rates paid on short-term borrowings during fiscal year 2009.

The following table presents important data relating to our net interest margin:

	As of, or for, the Year Ended September 25,
	2010	2009
Average net finance receivables (1)	$49,622,105	$63,341,575
Average notes payable (2)	$74,549,637	$78,753,900

Interest income	$8,647,721	$11,506,002
Loan fee income	3,159,787	4,083,072

Total interest and fee income	11,807,508	15,589,074
Interest expense	6,976,265	7,611,185

Net interest and fee income before provision for credit losses	$4,831,243	$7,977,889
Average interest rate earned	23.8%	24.6%
Average interest rate paid	9.4%	9.7%
Net interest rate spread	14.4%	14.9%
Net interest margin (3)	9.7%	12.6%

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to
	Volume		Rate		Rate/Volume		Total net increase (decrease)
	9/25/10	9/25/09	9/25/10	9/25/09	9/25/10	9/25/09	9/25/10	9/25/09
Earning assets:
Interest income on finance receivables:	$(3,269,835)	$(2,517,649)	$(407,752)	$(1,005,772)	$(103,979)	$(167,574)	$(3,781,566)	$(3,690,995)

Interest bearing liabilities:
Debentures & demand notes	(305,961)	(874,693)	(213,737)	131,167	(9,466)	(15,990)	(529,164)	(759,516)
Other debt	(132,108)	3,582	8,938	93,744	17,414	(1,935)	(105,756)	95,391

Total interest expense	(438,069)	(871,111)	(204,799)	224,911	7,948	(17,925)	(634,920)	(664,125)

Net interest income	$(2,831,766)	$(1,646,538)	$(202,953)	$(1,230,683)	$(111,927)	$(149,649)	$(3,146,646)	$(3,026,870)

Return on Deficit and Assets

Below is a table showing certain performance ratios for the fiscal years ended September 25, 2010 and 2009. These ratios are typically reported by financial institutions in connection with their annual financial performance.

Performance Ratios(1)	2010	2009
Return on average assets (2)	-24.3%	-17.2%
Return on average shareholders’ deficit (3)	-29.3%	-64.7%
Average deficit to average assets ratio (4)	-82.9%	-26.5%

(1)	Averages are computed using quarter end balances.
(2)	Calculated as net income divided by average total assets during the fiscal year.
(3)	Calculated as net income divided by average shareholders’ deficit during the fiscal year.
(4)	Calculated as average shareholders’ deficit divided by average total assets during the fiscal year.

Analysis of Allowance for Credit Losses

At the end of each reporting period, management is required to take a “snapshot” of the risk of probable losses inherent in the finance receivables portfolio and to reflect that risk in our allowance calculations. We use a systematic approach to calculate the allowance for credit losses whereby we apply historical charge-off benchmarks to groups of loans and then adjust (either positively or negatively), as and if applicable, for relevant factors. This method prevents the calculation from becoming simply a mathematical exercise, but instead addresses matters affecting loan collectibility. Historically, the relevant items impacting our allowance have included, but are not limited to, a variety of factors, such as loan loss experience, borrowers’ ability to repay, collateral considerations and non-file insurance recoveries, levels of and trends in delinquencies, effects of any changes in risk selection and lending policies and practices, and general economic conditions impacting our portfolio. See “Risk Factors – We suffered significant credit losses in 2010 due to continued weak economic conditions, and there is no guarantee that such credit losses will not continue during this downturn in the economy or that our operations and profitability will not continue to be negatively affected.”

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

The following table shows these ratios of charge-offs to average notes receivable for the categories of our finance receivables.

	As of, or for, the Year Ended September 25,
	2010	2009
Direct Consumer
Ending net outstanding finance receivables	$13,268,023	$19,524,349
Average net outstanding finance receivables (1)	$16,047,656	$24,849,742
Charge offs, gross (3)	$5,567,738	$8,589,238
Recoveries (2)	$(2,728,546)	$(3,759,401)

Charge offs, net of recoveries	$2,839,192	$4,829,837
% of net charge offs to average net receivables
12 month trend	17.7%	19.4%
Actual allowance %	16.7%	19.4%
Actual allowance	$2,215,760	$3,794,785
Consumer Sales Finance
Ending net outstanding finance receivables	$9,596,560	$11,765,752
Average net outstanding finance receivables (1)	$11,100,986	$13,311,376
Charge offs, gross	$2,519,125	$3,966,748
% of net charge offs to average net receivables
12 month trend	22.7%	29.8%
Actual allowance %	25.2%	29.8%
Actual allowance	$2,418,318	$3,506,157
Auto Sales Finance
Ending net outstanding finance receivables	$19,454,858	$24,991,375
Average net outstanding finance receivables (1)	$22,473,463	$25,180,457
Charge offs, gross (3)	$2,350,611	$1,916,233
% of net charge offs to average net receivables
12 month trend	10.5%	7.6%
Actual allowance %	11.5%	6.5%
Actual allowance	$2,237,297	$1,624,439

	As of, or for, the Year Ended September 25,
	2010	2009
Total Receivables
Ending net outstanding finance receivables	$42,319,341	$56,281,476
Average net outstanding finance receivables (1)	$49,622,105	$63,341,575
Charge offs, gross (3)	$10,437,474	$14,472,219
Recoveries (2)	$(2,728,546)	$(3,759,401)

Charge offs, net of recoveries	$7,708,928	$10,712,818
% of net charge offs to average net receivables
12 month trend	15.5%	16.9%
Allowance as a %	16.2%	15.9%
Actual allowance	$6,871,375	$8,925,381

(1)	Average net outstanding finance receivables are computed using the monthly balances net of unearned interest/fees, unearned insurance commissions and unearned discounts.
(2)	Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries.
(3)	Includes write downs incurred on the transfer of loans to loans held for sale.

As of September 25, 2010 and 2009, our allowance for credit losses was $6.9 million and $8.9 million, respectively, which represent 16.2% and 15.9% of the net outstanding finance receivables, respectively.

Although some of the uncertainty relative to the general economic conditions appeared to be diminishing at the end of fiscal 2009, net charge-offs again increased and totaled $10.7 million for the year ended September 25, 2009. We contemplated the use of a 24-month benchmark charge-off percentage at the end of fiscal year 2009 due to the similarities in fiscal years 2008 and 2009. Even though delinquencies were improving, due to the uncertainty still in existence at this time and the increase in net charge-offs, we again utilized 12-month benchmark percentages in computing the allowance at September 25, 2009 and recorded an allowance of 19.4% of direct consumer loans, 29.8% of consumer sales finance loans, and 6.5% of auto sales finance loans, or 15.9% of the total net outstanding receivables at September 25, 2009.

During fiscal year 2010, we experienced a significant decrease in overall net charge-offs compared to the prior year. Charge-offs, net of recoveries, were $7.7 million, a $3.0 million decrease from fiscal year 2009 net charge-offs. Due to our ongoing liquidity issues, we continued to closely monitor our loan originations, resulting in a decrease of $23.5 million in new loans made compared to 2009 totals. This contributed to a significant decrease in the average net outstanding receivables for the fiscal year ended September 25, 2010 when compared to the prior year.

In preparing the first step in our determination of the allowance for credit losses, we again utilized the most recent 12-month data in computing the benchmark charge-off percentages for the three segments of our finance receivable portfolio. This resulted in decreases in the direct consumer and consumer sales finance categories and an increase in the auto sales finance category when compared to the previous year’s benchmark percentages. General economic conditions and unemployment figures did not indicate a significantly positive future outlook. Delinquencies, while improving in the direct consumer category, worsened for the consumer sales finance contracts and auto sales finance contracts. We believe our tighter lending guidelines put in place over the past two years have had a positive impact on direct consumer loan delinquencies, but due to the longer term of sales finance contracts, we have not realized the same impact on these loans. We have, in some cases, chosen to forbear on repayment and are actively working with these customers to develop alternate payment plans and methods (i.e. bank drafts). After consideration of these and other relevant factors, including subsequent charge off and delinquency information, we adjusted the benchmark percentage in the direct consumer loan segment downward 100 basis points from the benchmark charge-off percentage of 17.7% and recorded an allowance of 16.7% of net direct consumer loans. For loans in the consumer sales finance segment, we adjusted the benchmark charge-off percentage upward 250 basis points from 22.7% and recorded an allowance of 25.2% of net consumer sale finance contracts. Net charge-offs of auto sales finance contracts increased in fiscal year 2010, as did the benchmark percentage computation.

The deterioration of the overall economy over the past several years and the increase in auto loan past due agings in fiscal year 2010 resulted in increased scrutiny over the loans in this portfolio. As a result, additional metrics were developed to track loan progress and management has, in some cases, made decisions to attempt to work with customers through forbearance or extension of terms rather than resorting to the repossession of the underlying collateral of these loans, which has caused additional deterioration in the portfolio quality. Consequently, we increased the auto sales finance benchmark charge-off percentage of 10.5% by 100 basis points to 11.5% of net outstanding receivables at September 25, 2010.

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

Our gross finance receivables on non-accrual status totaled approximately $6.1 million and approximately $7.7 million for the fiscal years ended September 25, 2010 and 2009, respectively. Additionally, auto sales finance contracts in various stages of repossession or legal process of $4.1 million and $5.3 million at September 25, 2010 and 2009, respectively, are also considered impaired. Suspended interest as a result of these non-accrual accounts totaled $0.7 million, and $0.9 million for the fiscal years ended September 25, 2010 and 2009, respectively. Generally, we do not refinance delinquent accounts. However, on occasion a past due account will qualify for refinancing. We use the following criteria for determining whether a delinquent account qualifies for refinancing: (1) a re-evaluation of the customer’s creditworthiness is performed to ensure additional credit is warranted; and (2) a payment must have been received on the account within the last 10 days. Since we refinance delinquent loans on such an infrequent basis, we do not maintain any statistics relating to this type of refinancing.

Below is certain information relating to the delinquency status of each category of our receivables for the years ended September 25, 2010 and 2009. Because consumer bankrupt accounts are fully charged off within 30 days, no accounts in bankruptcy are included in the direct consumer and consumer sales finance categories.

	As of September 25, 2010
	Direct Consumer	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Total*
Gross Loans and Contracts Receivable	$14,790,670	$12,192,962	$22,584,170	$49,567,802
Loans and Contracts greater than 180 days past due	$1,376,014	$1,174,751	$590,940	$3,141,705
Percentage of Outstanding	9.30%	9.63%	2.62%	6.34%
Loans and Contracts greater than 90 days past due	$2,732,444	$2,297,053	$1,135,800	$6,165,297
Percentage of Outstanding	18.47%	18.84%	5.03%	12.44%
Loans and Contracts greater than 60 days past due	$3,329,271	$2,848,657	$1,501,803	$7,679,731
Percentage of Outstanding	22.51%	23.36%	6.65%	15.49%

	As of September 25, 2009
	Direct Consumer	Consumer Sales Finance Contracts	Motor Vehicle Installment Sales Contracts*	Total*
Gross Loans and Contracts Receivable	$20,098,661	$16,663,172	$30,151,923	$66,913,756
Loans and Contracts greater than 180 days past due	$3,358,791	$1,410,284	$—	$4,769,075
Percentage of Outstanding	16.71%	8.46%	0.00%	7.13%
Loans and Contracts greater than 90 days past due	$4,774,562	$2,153,578	$787,638	$7,715,778
Percentage of Outstanding	23.76%	12.92%	2.61%	11.53%
Loans and Contracts greater than 60 days past due	$5,456,656	$2,531,102	$1,212,067	$9,199,825
Percentage of Outstanding	27.15%	15.19%	4.02%	13.75%

*	Motor Vehicle Installment Sales Contracts aging categories exclude accounts in legal or repossession process in the amounts of $4,072,212 at September 25, 2010 and $5,262,871 at September 25, 2009.

Results of Operations

Comparison of Years Ended September 25, 2010 and 2009

Net Revenues

Net revenues were $10.9 million and $14.9 million for the fiscal years ended September 25, 2010 and 2009, respectively. Interest and fee income and other ancillary product income were down from the prior year as a result of a significant decrease in finance receivable originations. We have experienced significant liquidity issues over the past two years due to the lack of net sales in our debt offerings. Because of this and the current economic environment, to preserve cash, we implemented tighter risk management controls in fiscal year 2009, which continued through September 25, 2010, resulting in fewer loans being made. Retail sales and the associated gross margin on these sales were also down from prior year levels. A significant decrease in the provision for credit losses partially offset the income and commission decreases. We expect our components of income to continue to fall short of historical levels until such time as we are able to raise sufficient capital to increase loan originations and subsequent interest, fee and commission income. We realized the benefits of reduced net charge-offs as a result of the smaller loan portfolio and tighter risk management controls over lending implemented in the past two years. However, delinquencies of finance receivables have increased slightly at September 25, 2010 which could require additional provisions for credit losses in fiscal year 2011. During the fiscal year ended September 25, 2010, we consolidated ten of our branch offices into other branch office locations due to overlapping service coverage. The primary objective of these consolidations was to reduce operating expenses. We believe that this had a minimal effect on overall revenues.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest income before provision for credit losses was $4.8 million and $8.0 million for the years ended September 25, 2010 and 2009, respectively. Gross interest and fee income decreased $3.8 million to $11.8 million from $15.6 million. This was a result of an approximately 29% decrease in finance receivables originated compared to the same period last year caused by the liquidity issues discussed above. Interest income was also impacted by a decrease in the average interest rate earned on finance receivables caused by a significant decrease in higher-earning direct consumer loans. We expect interest and fee income to continue to be down in relation to historical levels until we can sell sufficient quantities of debentures and demand notes to provide cash to increase originations of direct consumer loans and consequently increase interest and fee income. Interest expense was $7.0 million and $7.6 million for the years ended September 25, 2010 and 2009, respectively, due primarily to decreased amounts of variable rate subordinated debentures outstanding.

Provision for Credit Losses

Provision for credit losses was $5.7 million and $10.8 million for the years ended September 25, 2010 and 2009, respectively. Net finance receivables charged off decreased approximately $3.0 million compared to the previous year, which we believe is a result of the implementation of tighter risk management controls over lending. The allowance was $6.9 million (16.2% of net outstanding finance receivables) at September 25, 2010 compared to $8.9 million (15.9%) at September 25, 2009. Delinquencies increased slightly in some components of our finance receivables, which prompted us to adjust the allowance for credit losses and corresponding provisions at September 25, 2010. Should this trend continue, we could see an increase in net charge-offs which could cause us to make additional provisions to the allowance for credit losses in fiscal year 2011.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $3.6 million, to $6.4 million from $10.0 million, for the fiscal years ended September 25, 2010 and 2009, respectively. The decrease in volume of finance receivables originated during this period compared to last year resulted in lower commissions earned on the sale of these products. Of the total decrease for fiscal year 2010, commissions on credit insurance products were $2.6 million and commissions on non-credit insurance products and motor club memberships were $3.8 million. Approximately 65.1% of our loans during this period included one or more of our insurance products or motor club memberships. We expect these commissions to continue to be down in relation to historical levels until we can sell sufficient quantities of debentures and demand notes to provide cash to increase originations of loans and consequently increase commissions. Delinquency fees and other income were in aggregate $1.7 million and $2.1 million for fiscal years ended September 25, 2010 and 2009, respectively. This decrease is consistent with the decrease in all loan-related income components.

Gross Margin on Retail Sales

Gross margins on retail sales were $3.6 million and $5.7 million for the years ended September 25, 2010 and 2009, respectively. Margins in the consumer segment were down $0.8 million over last year while margins in the automotive segment were down $1.2 million. Sales in the consumer segment were approximately $2.2 million lower than last year while vehicle sales were down approximately $4.4 million. These decreases are consistent with the current retail industry, as economic conditions are having a negative impact on consumer spending. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for fiscal year 2011 will continue to be down or possibly flat in relation to historical levels.

Operating Expenses

Operating expenses were $22.8 million and $28.3 million for the fiscal years ended September 25, 2010 and 2009, respectively. During the fiscal year ended September 25, 2010, we consolidated ten branch locations into other locations due to overlapping service coverage, primarily as a cost-saving measure. Personnel expenses were approximately $3.1 million lower than the previous year, due primarily to decreases in staffing levels and associated costs, including health insurance expenses. General and administrative expenses were down $0.6 million due to decreases in telecommunications and general office-related costs. Other operating expenses were down $1.7 million due to overall cost-saving measures implemented during the latter part of fiscal year 2009. In fiscal year 2009 we also incurred legal costs for defending and settling two lawsuits that contributed to the higher costs in fiscal year 2009 compared to fiscal year 2010.

Income Tax Benefit

Income tax benefit was $0.4 million for the fiscal year ended September 25, 2009. We increased the valuation allowance for our deferred income tax asset by $4.6 million for each of the years ended September 25, 2010 and 2009, resulting in a difference between income taxes calculated using expected annual federal and state rates and actual income tax benefit.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, originate new loans and ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2011. However, there can be no assurance that we will sell any debentures or demand notes or that our actions to preserve cash flows will be successful.

Liquidity management refers to our ability to generate sufficient cash to fund the following primary uses of cash:

•	meet all of our debenture and demand note redemption obligations;

•	pay interest on all of our debentures and demand notes;

•	pay operating expenses; and

•	fund consumer finance loan demand and used automobile vehicle inventory.

The primary objective for liquidity management is to ensure that at all times we can meet the redemption obligations of our note holders. A secondary purpose is profit management. Because profit and liquidity are often conflicting objectives, we attempt to maximize our net interest margin by making adequate, but not excessive, liquidity provisions. To the extent we have adequate cash to meet our redemption obligations and pay interest to our note holders, we will use remaining cash to make consumer finance loans, purchase used automobile vehicle inventory and invest in other sources of potential revenues.

However, as noted elsewhere in this report, we have experienced significant liquidity issues due to the lack of net sales in our debt offerings during the fiscal year ended September 25, 2009 and continuing through the year ended September 25, 2010. The recessionary economy has negatively impacted investor confidence and, on two occasions during the past two years, we temporarily suspended the offering of our debt securities to the public while we restated previously issued financial statements to correct errors detected in those statements. Due to this, to preserve cash, we tightened our risk management controls related to new loans, resulting in a decrease in gross loan originations in fiscal year 2010 of $23.5 million as compared to the prior year. We also received gross proceeds of $12.0 million from the sale of debentures while paying $14.4 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. Also, for the years ended September 25, 2010 and 2009, respectively, the we have incurred net losses of $12,134,947 and $12,935,090, incurred negative cash flows from operating activities of $4,441,133 and $1,592,134, had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $851,341 and $2,783,793 and, as of September 25, 2010 and 2009, had a shareholders’ deficit of $45,908,992 and $33,774,045, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and must use funds from operations to fund redemptions.

Our obligations with respect to the debentures and demand notes are governed by the terms of indenture agreements with U.S. Bank National Association, as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any debenture or demand note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding debentures or demand notes could declare all principal and accrued interest immediately due and payable. Since our total assets do not cover these debt payment obligations, we would most likely be unable to make all payments under the debentures or demand notes when due, and we might be forced to cease our operations. See “Risk Factors – If we default in our debenture or demand note payment obligations, the indenture agreements relating to our debentures and demand notes provide that the trustee could accelerate all payments due under the debentures and demand notes, which would further negatively affect our financial positions” and “Risk Factors – We may be unable to meet our debenture and demand note redemption obligations which could force us to sell off our loan receivables and other operating assets or cease our operations.”

Changes in our liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of our net income, including purchases of used automobiles, electronics, furnishings and other consumer goods for resale to our customers. The primary investing activities include consumer loan originations and purchases and collections on such consumer loans. Our financing activities focus almost entirely on the sale of debentures and demand notes.

Cash and cash equivalents decreased to $2.1 million at September 25, 2010 from $2.9 million at September 25, 2009. The decrease of $0.8 million during the fiscal year ended September 25, 2010 was due to $4.4 million of net cash used in operations, primarily driven by an operating loss of $12.1 million. This was partially offset by net cash of $6.1 million provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $5.3 million and we received proceeds from the sale of finance receivables of $1.0 million. $2.5 million was used in financing activities, as we redeemed approximately $14.4 million of debentures while the proceeds from the sale of debentures were $12.0 million. The cash required to fund the redemption of debentures caused us to tighten our risk management on lending and focus more on collection of finance receivables.

During 2011, we expect to continue to use a significant amount of cash to fund redemption obligations and pay interest on our securities. If we are unable to raise sufficient cash to fund these redemptions and make interest payments on outstanding debentures and demand notes, we may be forced to reduce new loans to customers. To the extent that we are required to continue using cash from operations (as opposed to net proceeds from sales of debentures and demand notes) to fund redemptions and make interest payments, we will make fewer loans to customers, which will result in a material adverse effect on our liquidity, financial condition and ability to continue as a going concern.

Below is a table showing the net effect of our cash flows from financing activities for our fiscal years ended September 25, 2010 and 2009:

	2010	2009
Senior debt – borrowing	$1,371,609	$3,959,931
Senior debt – repayments	(1,533,501)	(4,328,304)

Net	$(161,892)	$(368,373)

Demand notes – borrowing	$2,614,131	$3,002,554
Demand notes – repayments	(2,585,925)	(3,514,007)

Net	$28,206	$(511,453)

Debentures – borrowing	$11,998,141	$10,028,146
Debentures – repayments	(14,374,264)	(18,634,536)

Net	$(2,376,123)	$(8,606,390)

Cash payments for interest for the fiscal years ended September 25, 2010 and 2009 were as follows:

	2010	2009
Senior debt	$67,809	$176,312
Debentures and demand notes	7,556,075	8,826,819

Total interest payments	$7,623,884	$9,003,131

Debentures and Demand Notes

Historically, we or our subsidiary, The Money Tree of Georgia Inc., have offered debentures and demand notes to investors as a significant source of our required capital. We rely on the sale of debentures and demand notes to fund redemption obligations, make interest payments and, if excess funds are available, fund other Company working capital.

During the year ended September 25, 2010, we (1) received gross proceeds of $12.0 million from the sales of debentures, and (2) paid $14.4 million for redemption of debentures for us and our subsidiary, The Money Tree of Georgia, Inc. As of September 25, 2010, we and this subsidiary had $71.2 million of debentures and $3.2 million of demand notes outstanding compared to $73.6 million of debentures and $3.1 million of demand notes outstanding as of September 25, 2009. See “Risk Factors – Our decreased sales of Debentures and Demand Notes, along with the increased redemptions of these securities, has resulted in fewer loans being made to customers, which has significantly negatively affected our operations, financial position and liquidity.” Accrued interest payable on debentures and demand notes was $12.7 million and $13.5 million as of September 25, 2010 and 2009, respectively. This decrease is a result of the decrease in outstanding amounts of debentures during fiscal year 2010

Debentures may be redeemed at our investors’ option at the end of the interest adjustment period selected by them (one year, two years or four years) or at maturity. Demand notes may be redeemed by holders at any time.

Lack of a Significant Line of Credit

Although we have been without a significant line of credit for the past several years, we are evaluating the possibility of obtaining a line of credit or other forms of capital to meet our future liquidity needs. In fiscal year 2010, loans repaid were approximately $47.2 million. This represents approximately 81% of our average gross outstanding finance receivables during the period. The average term of our direct consumer loans is less than seven months; therefore, if we anticipate having short-term cash flow problems over the next 12 months, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow, while continuing to explore other financing options if any are available.

We are evaluating the possibility of obtaining a line of credit for our long-term financing needs. If we fail to secure a line of credit, we will continue to be heavily reliant upon the sale of debentures and demand notes for our liquidity. If we are unable to sell sufficient debentures and demand notes for any reason and we fail to obtain a line of credit or other source of financing, our ability to meet our obligations, including our redemption obligations with respect to the debentures and demand notes, could be materially and adversely affected. Please see “Risk Factors – Our lack of a significant line of credit could affect our liquidity” and “Risk Factors – If we are unable to meet our debenture and demand note redemption obligations, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other operating assets or we might be forced to cease our operations, and you could lose some or all of your investment.”

Subsequent Events

Between September 26, 2010 and November 25, 2010, we sold $2.9 million of debentures and $0.4 million of demand notes and we redeemed $1.6 million of debentures and $0.2 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

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

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB ASC provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. We adopted this guidance on September 25, 2010 and its adoption did not have a material impact on our consolidated financial statements.

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

Critical Accounting Policies

We believe our accounting and reporting policies conform with accounting polices generally accepted in the United States of America (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for credit losses involves a higher degree of judgment and complexity than our other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolios and other relevant factors. However, this evaluation is inherently subjective, as it requires material estimates including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. We also consider economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

Contractual Commitments and Contingencies

Our operations are carried on in branch office locations which we occupy pursuant to lease agreements. The leases typically provide for a lease term of five years. Please see Notes 11 and 14 in the notes to our audited consolidated financial statements for details relating to our rental commitments and contingent liabilities, respectively. Please also see “Properties” and “Certain Relationships and Related Transactions” for further discussion of our leases. Below is a table showing our contractual obligations under current debt financing and leasing arrangements as of September 25, 2010:

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long term debt	$74,566	$19,871	$34,676	$20,019	$—
Operating leases	14,773	2,583	4,926	821	6,443

Total obligations	$89,339	$22,454	$59,621	$821	$6,443

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders

The Money Tree Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of The Money Tree Inc. and subsidiaries (the “Company”) as of September 25, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 25, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Tree Inc. and subsidiaries as of September 25, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended September 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended September 25, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operating activities and has a net shareholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Carr, Riggs & Ingram, LLC

Tallahassee, Florida

December 23, 2010

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

September 25,	2010	2009
Assets
Cash and cash equivalents	$2,115,538	$2,921,777
Finance receivables, net	35,448,066	47,356,095
Other receivables	492,696	716,661
Inventory	1,201,953	2,201,966
Property and equipment, net	3,369,242	4,226,555
Other assets	598,286	1,831,146

Total assets	$43,225,781	$59,254,200

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$1,835,034	$2,489,269
Accrued interest payable	12,733,503	13,462,931
Demand notes	3,174,913	3,146,707
Senior debt	164,625	326,517
Variable rate subordinated debentures	71,226,698	73,602,821

Total liabilities	89,134,773	93,028,245

Commitments and contingencies (see Notes 11 and 14)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	—	—
Accumulated deficit	(47,586,639)	(35,451,692)

Total shareholders’ deficit	(45,908,992)	(33,774,045)

Total liabilities and shareholders’ deficit	$43,225,781	$59,254,200

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended September 25,	2010	2009
Interest and fee income	$11,807,508	$15,589,074
Interest expense	(6,976,265)	(7,611,185)

Net interest and fee income before provision for credit losses	4,831,243	7,977,889
Provision for credit losses	(5,682,584)	(10,761,682)

Net loss from interest and fees after provision for credit losses	(851,341)	(2,783,793)
Insurance commissions	5,032,468	8,354,410
Commissions from motor club memberships from company owned by related parties	1,371,284	1,601,482
Delinquency fees	1,325,813	1,561,013
Other income	401,153	529,541

Net revenue before retail sales	7,279,377	9,262,653

Retail sales	9,418,891	16,019,081
Cost of sales	(5,840,077)	(10,365,638)

Gross margin on retail sales	3,578,814	5,653,443

Net revenues	10,858,191	14,916,096

Operating expenses
Personnel expense	(12,677,870)	(15,732,538)
Facilities expense	(3,881,025)	(3,981,370)
General and administrative expenses	(2,454,029)	(3,062,752)
Other operating expenses	(3,793,408)	(5,501,562)

Total operating expenses	(22,806,332)	(28,278,222)

Net operating loss	(11,948,141)	(13,362,126)
Loss on sale of property and equipment	(186,806)	(10,497)

Loss before income tax benefit	(12,134,947)	(13,372,623)
Income tax benefit	—	437,533

Net loss	$(12,134,947)	$(12,935,090)

Net loss per common share, basic and diluted	$(410.71)	$(437.79)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	Common Stock
	Class A Voting		Class B Non-voting			Total
	Shares	Stated Value	Shares	Stated Value	Accumulated Deficit	Shareholders’ Deficit
Balance at September 25, 2008	2,686	$1,677,647	26,860	—	$(22,516,602)	$(20,838,955)
Net loss	—	—	—	—	(12,935,090)	(12,935,090)

Balance at September 25, 2009	2,686	1,677,647	26,860	—	(35,451,692)	(33,774,045)
Net loss	—	—	—	—	(12,134,947)	(12,134,947)

Balance at September 25, 2010	2,686	$1,677,647	26,860	$—	$(47,586,639)	$(45,908,992)

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 25,	2010	2009
Cash flows from operating activities
Net loss	$(12,134,947)	$(12,935,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	5,682,584	10,761,682
Depreciation	751,249	880,119
Amortization	254	4,524
Loss on sale of property and equipment	186,806	10,497
Change in assets and liabilities:
Other receivables	223,965	240,091
Inventory	1,000,013	965,055
Other assets	1,232,606	662,535
Accounts payable and other accrued liabilities	(654,235)	(789,601)
Accrued interest payable	(729,428)	(1,391,946)

Net cash used in operating activities	(4,441,133)	(1,592,134)

Cash flows from investing activities
Finance receivables originated	(41,882,200)	(58,340,423)
Finance receivables repaid	47,155,682	59,934,161
Purchase of property and equipment	(185,298)	(706,512)
Proceeds from sale of property and equipment	104,556	495,530
Proceeds from sale of finance receivables	951,963	76,069

Net cash provided by investing activities	6,144,703	1,458,825

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	(161,892)	(368,373)
Demand notes	28,206	(511,453)
Proceeds-variable rate subordinated debentures	11,998,141	10,028,146
Payments-variable rate subordinated debentures	(14,374,264)	(18,634,536)

Net cash used in financing activities	(2,509,809)	(9,486,216)

Net change in cash and cash equivalents	(806,239)	(9,619,525)
Cash and cash equivalents, beginning of year	2,921,777	12,541,302

Cash and cash equivalents, end of year	$2,115,538	$2,921,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$7,623,884	$9,003,131

See accompanying notes to the consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries (the “Company”) consists of the operation of finance company offices which originates direct consumer loans and sales finance contracts in 91 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone and prepaid cellular services.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of The Money Tree Inc. and its subsidiaries, all of which are wholly owned by The Money Tree Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Subsequent events have been evaluated through the date the consolidated financial statements were issued.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from those estimates. Significant estimates include the determination of the allowance for credit losses relating to the Company’s finance receivables. This evaluation is inherently subjective, and, as such, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company in 2010 reflect continued losses resulting, in part, from continuing pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the years ended September 25, 2010 and 2009, respectively, the Company has incurred net losses of $12,134,947 and $12,935,090, incurred negative cash flows from operating activities of $4,441,133 and $1,592,134, had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $851,341 and $2,783,793 and, as of September 25, 2010 and 2009, had a shareholders’ deficit of $45,908,992 and $33,774,045, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The average term of our direct consumer loans is less than seven months and, therefore, if we anticipate having short-term cash flow problems, we could continue to curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the year ended September 25, 2010, the Company reduced its debt and related accrued interest by $3.2 million and tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $16.5 million from the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow, either through cash generated from operations or the plans to raise capital in the public or private markets, to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. Management cannot provide any assurance that our plans can be implemented on terms that are favorable to the Company, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Recognition

Interest and Fee Income

GAAP requires that an interest yield method be used to calculate income recognized on accounts which have precomputed finance charges. An interest yield method is used by the Company on each individual precomputed account to calculate income for ongoing accounts; however, state regulations often allow interest refunds to be made according to the Rule of 78s method for payoffs and renewals when customers take such actions on their accounts. Since the majority of the Company’s precomputed accounts are paid off or renewed prior to maturity, the result is that most precomputed accounts are adjusted to a Rule of 78s basis effective yield. Renewals and refinancings require that the borrower meet the underwriting guidelines similar to a new customer and, as a result, the interest rate and effective yield, as well as the other terms of the refinanced loans are at least as favorable to the lender as comparable loans with customers with similar risks who are not refinancing; therefore, all renewals and refinancings are treated as new loans. Further any unamortized net fees or costs and any prepayment penalties from the original loan are recognized in interest income when the new loan is granted. Rebates of interest, if applicable, are charged to interest income at the time of the new loan. The new loan is originated utilizing a portion of the proceeds to pay off the existing loan and the remaining portion advanced to the customer. The difference between income previously recognized under the interest yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of the rebate. Adjustments to interest income for the fiscal years ended September 25, 2010 and 2009 were $967,614 and $1,325,777, respectively.

Recognition of interest income is suspended on accounts with precomputed interest charges when the account becomes more than 90 days delinquent. Accrual of interest income on other finance receivables is suspended when no payment has been received an account for 60 days or more on a contractual basis. Loans are returned to active status and earning or accrual of income is resumed when all of the principal and interest amounts contractually due are brought current (one or more full contractual monthly payments are received and the account is less than 90 or 60 days contractually delinquent), at which time management believes future payments are reasonably assured. Interest accrued on loans charged off is reversed against interest income in the current period. Any amounts charged off that related to prior periods are not material for any period presented.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Insurance Commissions

The Company receives commissions from independent insurers for policies issued to the Company’s finance customers. These insurance commissions are deferred and systematically amortized to income over the life of the related insurance contract since the insurance and lending activities are integral parts of the same transaction. Commissions for credit and non-credit insurance products are recognized over the risk period based on the method applicable to the insurance coverage’s risk exposure, which generally coincides with the term of the related loan contract. Insurance commissions for products that have constant risk exposure are earned using the straight-line method. Insurance commissions for insurance products with declining risk exposure or coverage are recognized using the Rule of 78s method that approximates the interest method. The auto and accidental death and dismemberment policies are earned over the policy’s predetermined schedule of coverage. The Company retains advance commissions that vary by products at the time the policies are written. Retrospective commissions are paid to the Company on an earned premium basis, net of claims and other expenses. Contingencies exist only to the extent of refunds due on early termination of policies that exceed the amount of advanced commissions retained. These refunds are netted against the gross amount of premiums written.

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

Credit Losses

The allowance for credit losses is determined by several factors. Recent loss experience is the primary factor in the determination of the allowance for credit losses. An evaluation is performed by loan segment to compare the amount of accounts charged off, net of recoveries of such accounts, in relation to the average net outstanding finance receivables for the period being reviewed. Further, the Company adjusts, when deemed appropriate, the allowance to reflect any enhancement or deterioration in the quality of the loan portfolio, primarily based on a review of loan delinquencies and to a lesser extent other qualitative factors. Management believes this evaluation process provides an adequate allowance for credit losses due to the Company’s direct consumer and consumer sales finance loan portfolios which consist of a large number of smaller balance homogeneous loans. Also, a separate review of loans that comprise the automotive segment is performed monthly to determine if the allowance should be adjusted based on possible exposure related to collectibility of these loans.

Provision for credit losses is charged against income in amounts sufficient, in the opinion of senior management, to maintain an allowance for credit losses at a level considered adequate to cover the probable losses inherent in our finance receivable portfolio. Charge-offs are typically determined in one of three ways. First, an account that is at least 180 days past due on a contractual basis with no payments made within the last 180 days may be charged off. Second, an account may be determined by senior management to be uncollectible under certain circumstances, as in the event of death of the customer who did not elect to purchase credit life insurance for his loan contract or in situations when repossession and sale of collateral occurs on consumer sales finance and motor vehicle installment sales contracts and the balance is not recoverable through legal process or other methods. Third, upon receipt of a notice of bankruptcy filing from the customer, the account is charged off within 30 days.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Direct consumer loans are charged off net of proceeds from non-filing insurance (see description of non-filing insurance below). We purchase non-filing insurance on certain direct consumer loans in lieu of filing a Uniform Commercial Code (UCC) financing statement. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording. Proceeds from these claims, as well as cash and bankruptcy recoveries, are netted against gross charge offs and reflected as recoveries in the determination of the allowance for credit losses.

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

Inventory

Inventory is valued at the lower of cost (specific identification for used automobiles and first-in, first-out basis for home furnishings and electronics) or market. Inventory generally consists of home furnishings, electronics and used automobiles.

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

Impairment of Long-Lived Assets (other than Goodwill)

The Company periodically evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets and certain identifiable intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets and certain identifiable intangible assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. Amounts paid for covenants not to compete are amortized on a straight-line basis over a period of seven years. In management’s opinion, there has been no impairment of value of long-lived assets and certain identifiable intangible assets at September 25, 2010 and 2009.

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

Subordinated debentures. Fair value approximates $70,428,000 compared to the carrying value of $71,227,000 based on the calculation of the present value of the expected future cash flows associated with the debentures. The debenture holder also may redeem the debenture for 100 percent of the principal on demand subject to a 90-day interest penalty.

Demand notes. The carrying value approximates fair value due to rights to withdraw the balance at any time.

Senior debt. The carrying value of the Company’s senior debt approximates fair value due to the relatively short period of time from origination of the instruments and their expected payment.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $325,676 and $412,823 for the years ended September 25, 2010 and 2009, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the method of presentation used in 2010.

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

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB ASC provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. We adopted this guidance for the fiscal year ended September 25, 2010 and its adoption did not have a material impact on our consolidated financial statements.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

September 25,	2010	2009
Finance receivables, direct consumer	$14,790,670	$20,098,661
Finance receivables, consumer sales finance	12,192,962	16,663,172
Finance receivables, auto sales finance	22,584,170	30,151,923

Total gross finance receivables	49,567,802	66,913,756
Unearned insurance commissions	(1,662,796)	(1,996,614)
Unearned finance charges	(5,926,738)	(9,243,875)
Accrued interest receivable	341,173	608,209

Finance receivables, before allowance for credit losses	42,319,441	56,281,476
Allowance for credit losses	(6,871,375)	(8,925,381)

Finance receivables, net	$35,448,066	$47,356,095

An analysis of the allowance for credit losses is as follows:

Years ended September 25,	2010	2009
Beginning balance	$8,925,381	$8,813,728
Provisions for credit losses	5,682,584	10,761,682
Charge-offs:
Direct consumer	(5,447,963)	(8,589,238)
Consumer sales finance	(2,519,125)	(3,966,748)
Motor vehicle sales finance	(1,942,229)	(1,768,170)
Write-downs incurred on the transfer of loans to loans held for sale	(528,157)	(148,063)
Recoveries - non-file insurance (direct consumer)	1,874,343	2,795,483
Recoveries - other	854,203	963,918
Other	(27,662)	62,789

Ending balance	$6,871,375	$8,925,381

It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid before contractual maturity dates. During the years ended September 25, 2010 and 2009, cash collections of receivables (including principal, renewals and finance charges since finance receivables are recorded and tracked at their gross precomputed amount) totaled $60,302,197 and $76,482,092, respectively, and these cash collections were 104 percent and 103 percent of average gross finance receivable balances, respectively.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Consumer finance receivables in a non-accrual status totaled $6,138,839 and $7,715,778 at September 25, 2010 and 2009, respectively. Because of their delinquency status, the Company considers these loans to be impaired. Additionally, the Company has automotive finance contracts in various stages of the repossession or legal process of $4,072,212 and $5,262,871 at September 25, 2010 and 2009, respectively, that are considered impaired. Consequently, the amount of loans in non-accrual status and in the repossession or legal process represents the Company’s investment in impaired loans. Since the Company’s portfolio of finance receivables is comprised primarily of small balance, homogenous loans, individual impairment is not performed, but rather evaluated as a group within the segments of direct consumer, consumer sales finance and automotive sales finance. The allowance for credit losses related to the entire portfolio of loans was $6,871,375 and $8,925,381 at September 25, 2010 and 2009, respectively.

The Company ceases the accrual of interest income on interest-bearing finance receivables when no payment has been made for 60 days or more. Recognition of interest income suspends at 90 days contractual delinquency on accounts with precomputed interest charges. Suspended interest totaled $746,895 and $916,802 for the years ended September 25, 2010 and 2009, respectively.

Finance receivables charged off are reduced by proceeds from non-filing insurance. The Company purchases non-filing insurance on certain loans in lieu of filing a Uniform Commercial Code lien. Premiums collected are remitted to the insurance company to cover possible losses from charge-offs as a result of not recording these liens. Amounts recovered from non-filing insurance claims totaled $1,874,343 and $2,795,483 for the years ended September 25, 2010 and 2009, respectively. If this insurance product was discontinued, these proceeds would not be available to offset future credit losses and additional provisions for credit losses would be required. Amounts receivable from the insurance company related to non-filing insurance claims were $298,848 and $421,132 at September 25, 2010 and 2009, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

The Company also realizes recoveries of accounts previously charged off as a result of subsequent collection efforts and through receipts of disbursements from bankruptcy proceedings. These are recognized as recoveries when received and totaled $854,203 and $963,918 for the years ended September 25, 2010 and 2009, respectively.

NOTE 4 – INVENTORY

Inventory consisted of the following:

September 25,	2010	2009
Used automobiles	$622,296	$1,159,473
Home furnishings and electronics	579,657	1,042,493

Total inventory	$1,201,953	$2,201,966

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

September 25,	2010	2009
Furniture and equipment	$4,685,217	$6,025,876
Airplane	174,000	174,000
Automotive equipment	354,511	550,181
Leasehold improvements	2,563,570	2,833,393

	7,777,298	9,583,450
Accumulated depreciation	(4,408,056)	(5,356,895)

Total property and equipment, net	$3,369,242	$4,226,555

Depreciation expense totaled $751,249 and $880,119 for the years ended September 25, 2010 and 2009, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

September 25,	2010	2009
Accounts payable	$242,878	$150,144
Insurance payable, loan related	369,753	414,470
Accrued payroll	367,218	472,772
Accrued payroll taxes	28,007	35,642
Sales tax payable	670,021	1,072,007
Other liabilities	157,157	344,234

Total accounts payable and other accrued liabilities	$1,835,034	$2,489,269

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – DEBT

Debt consisted of the following:

September 25,	2010	2009
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at base rate plus 4.5% (9.5% at September 25, 2010), due in 2011. The carrying values of the collateral at September 25, 2010 and 2009 were $164,625 and $362,206, respectively.	$164,625	$326,517

Total senior debt	164,625	326,517

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.0% to 8.7%, due at various dates through 2014.	22,490,296	30,730,844
Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 5.0% to 8.7%, due at various dates through 2014.	48,736,402	42,871,977

Total subordinated debentures	71,226,698	73,602,821

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	303,746	441,747
Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	2,871,167	2,704,960

Total demand notes	3,174,913	3,146,707

Total debt	$74,566,236	$77,076,045

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

Aggregate debt maturities at September 25, 2010 are as follows:

	2011	2012	2013	2014	Total
Senior debt, banks and finance companies	$164,625	$—	$—	$—	$164,625
Variable rate subordinated debentures	16,531,512	19,459,017	15,216,749	20,019,420	71,226,698
Demand notes	3,174,913	—	—	—	3,174,913

	$19,871,050	$19,459,017	$15,216,749	$20,019,420	$74,566,236

Interest expense totaled $6,976,265 and $7,611,185 for the years ended September 25, 2010 and 2009, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for income taxes for the years ended September 25, 2010 and 2009 consisted of the following:

Years ended September 25,	2010	2009
Current tax expense (benefit)
Federal	$—	$(437,533)
State	—	—

Total current	—	(437,533)
Deferred income tax expense (benefit)
Federal	(3,878,276)	(3,806,453)
State	(727,689)	(803,034)
(Decrease) increase in valuation allowance	4,605,965	4,609,487

Total deferred	—	—

Total provision (benefit)	$—	$(437,533)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal rate of 34% to pretax income for the years ended September 25, 2010 and 2009 due to the following:

Years ended September 25,	2010	2009
Income tax benefit at Federal statutory income tax rates	$(4,125,882)	$(4,546,692)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(480,544)	(529,556)
Non-deductible expenses	17,808	23,807
Increase (decrease) in valuation allowance	4,605,965	4,609,487
Other	(17,347)	5,421

Total benefit	$—	$(437,533)

Net deferred tax assets consist of the following components:

September 25,	2010	2009
Deferred tax liability:
Property and equipment	$416,000	$472,000

	416,000	472,000
Deferred tax assets:
Allowance for credit losses	3,094,000	3,867,679
Net operating loss carryforwards	12,741,000	7,197,356
Interest income	101,000	154,000
Insurance commissions	590,000	695,000
Goodwill and intangible assets	290,000	352,000

	16,816,000	12,266,035

Net deferred tax assets	16,400,000	11,794,035
Valuation allowance	(16,400,000)	(11,794,035)

Net deferred tax assets, less valuation allowance	$—	$—

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

At the end of the fiscal year 2010 and 2009, the Company’s statements of operations reflected cumulative losses in recent years, as that term is used in ASC 740. The Company therefore considered such cumulative losses and other evidence affecting the assessment of the realizability of the net deferred tax assets and concluded that it continued to be more likely than not that the net deferred tax assets were not realizable based on the guidance provided in ASC 740. Accordingly, the Company increased the valuation allowance to fully offset the net deferred tax assets.

With few exceptions, the Company is no longer subject to income tax examinations for periods prior to fiscal year 2007. The Company has available at September 25, 2010, unused Federal operating loss and charitable carryforwards of $30,487,301 and unused state operating loss and charitable carryforwards of $39,602,776 that expire in various amounts in years from 2011 through 2030.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party transactions and balances consisted of the following:

As of, or for the years ended September 25,	2010	2009
Rent expense, companies controlled by shareholders	$1,913,625	$2,180,780

Motor club commissions earned by The Money Tree Inc. and Subsidiaries represents sales of motor club memberships with the Company acting as agent for an affiliate owned by shareholders and other related parties	$1,371,284	$1,601,482

Variables rate subordinated debentures and subordinated demand notes held by related parties, including accrued interest	$266,042	$138,884

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. A shareholder and director of the Company along with his two siblings are limited partners of Martin Family Group, LLLP. A former Company shareholder is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, LLLP. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC leases, and then subleases to the Company, another 37 branch office locations, one auto finance collection office and one used car lots for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A former Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease LLC.

The Company receives commissions from sales of motor club memberships from an entity, owned by the Company’s majority shareholder and President, a shareholder and director of the Company and that shareholder’s two siblings, pursuant to an Agency Sales Agreement.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

At September 25, 2010 and 2009, officers and other related parties held $266,042 and $138,884 of subordinated debentures and subordinated demand notes issued by the Company.

On August 2, 2010, Bradley D. Bellville, the President and current Chairman of the Company, purchased a controlling equity interest in the Company. Mr. Bellville purchased 1,962 shares of the Registrant’s Class A voting common stock and 8,954 shares of the Registrant’s Class B non-voting common stock, which represents 73.05% and 33.34%, respectively, of the total of such shares outstanding. Mr. Bellville purchased the shares from the Vance R. Martin GST Exempt Family Trust (the “Vance R. Martin Family Trust”) f/b/o W. Derek Martin, the Company’s former Chairman and son of the Company’s founder.

NOTE 11 – OPERATING LEASES

The Company leases office locations under various non-cancelable agreements that require various minimum annual rentals.

Future minimum rental commitments at September 25, 2010 were as follows:

Year Ending September 25	Companies controlled by related parties	Other	Total
2011	$1,518,428	$1,063,997	$2,582,425
2012	1,268,294	725,595	1,993,889
2013	1,081,055	525,944	1,606,999
2014	950,415	374,570	1,324,985
2015	686,838	134,540	821,378
Thereafter	6,246,532	196,528	6,443,060

	$11,751,562	$3,021,174	$14,772,736

Substantially all of the lease agreements are for a five-year term with one or more renewal options at end of the initial term. Rental expense totaled $2,967,016 and $2,981,593 for the years ended September 25, 2010 and 2009, respectively.

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

The Company maintains demand deposits with financial institutions. The Company’s policy is to maintain its cash balances at reputable financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), which provides $250,000 of insurance coverage on each customer’s cash balances. At times during the years ended September 25, 2010 and 2009 the Company’s cash balances exceeded the FDIC insured coverage at certain financial institutions.

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

Retirement plan expense totaled $33,583 and $44,851 for the years ended September 25, 2010 and 2009, respectively.

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

NOTE 15 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $1,235,201 and $2,295,975 for the years ended September 25, 2010 and 2009, respectively.

NOTE 16 – SEGMENT FINANCIAL INFORMATION

ASC 280, “Segment Reporting”, requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has two reportable segments: Consumer Finance and Sales and also Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of original core operations of the Company: the small consumer loan business in the four states in which the Company operates. The 91 offices that make up this segment are similar in size and in the market they serve. All, with few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

Automotive finance and sales segment

This segment is comprised of two used automobile sales locations and offers financing in conjunction with these sales. These locations target similar customers in the Bainbridge and Dublin, Georgia markets and surrounding areas who generally cannot qualify for traditional financing. The sales and the financing organizations are aggregated in the segment. A general manager is responsible for sales and finance administration at each of the locations and reports to an operational manager and ultimately to the chief operating decision maker.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment profit, loan volumes and delinquency and loss management. All corporate expenses are allocated to the segments. Provisions for income taxes are not allocated to segments.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$9,214	$2,594	$11,808
Interest expense	(4,737)	(2,239)	(6,976)

Net interest and fee income before provision for credit losses	4,477	355	4,832
Provision for credit losses	(2,790)	(2,893)	(5,683)

Net interest and fee income (loss)	1,687	(2,538)	(851)
Insurance commissions	4,875	157	5,032
Commissions from sale of motor club memberships from affiliated company	1,371	—	1,371
Delinquency fees	1,209	117	1,326
Other income	377	24	401

Net revenues (loss) before retail sales	9,519	(2,240)	7,279

Gross margin on retail sales	2,068	1,511	3,579

Segment operating expenses	(20,094)	(2,712)	(22,806)

Segment operating loss	$(8,507)	$(3,441)	$(11,948)

RECONCILIATION:			2010
Depreciation:
Segment depreciation	$443	$56	$499
Depreciation at corporate level			252

Total depreciation			$751

Total assets for reportable segments	$22,870	$18,487	$41,357

Cash and cash equivalents at corporate level			(24)
Other receivables at corporate level			493
Property and equipment, net at corporate level			802
Other assets at corporate level			598

Consolidated assets			$43,226

Total capital expenditures for reportable segments	$83	$11	$94
Capital expenditures at corporate level			91

Total capital expenditures			$185

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Year ended September 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
(In Thousands)
Interest and fee income	$12,585	$3,004	$15,589
Interest expense	(5,288)	(2,323)	(7,611)

Net interest and fee income before provision for credit losses	7,297	681	7,978
Provision for credit losses	(8,760)	(2,002)	(10,762)

Net interest and fee loss	(1,463)	(1,321)	(2,784)
Insurance commissions	8,136	218	8,354
Commissions from sale of motor club memberships from affiliated company	1,601	—	1,601
Delinquency fees	1,437	124	1,561
Other income	510	21	531

Net revenues (loss) before retail sales	10,221	(958)	9,263

Gross margin on retail sales	2,911	2,742	5,653

Segment operating expenses	(24,706)	(3,572)	(28,278)

Segment operating loss	$(11,574)	$(1,788)	$(13,362)

RECONCILIATION:			2009
Depreciation:
Segment depreciation	$514	$75	$589
Depreciation at corporate level			291

Total depreciation			$880

Total assets for reportable segments	$30,092	$25,236	$55,328

Cash and cash equivalents at corporate level			345
Other receivables at corporate level			717
Property and equipment, net at corporate level			1,033
Other assets at corporate level			1,831

Consolidated assets			$59,254

Total capital expenditures for reportable segments	338	13	$351
Capital expenditures at corporate level			356

Total capital expenditures			$707

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – SALES OF FINANCE RECEIVABLES

In October and November 2009, the Company sold $249,549 in auto sales finance contracts of customers who were paying under an approved bankruptcy plan to an organization specializing in administering these type loans for the purchase price of $62,171.

In March 2010, the Company sold $26,095 in finance receivables and the loan license we held to operate in Warner Robins, GA to a competitor for the purchase price of $28,705. This location had been consolidated into an existing location prior to this sale.

In April 2010, the Company sold $199,558 in net finance receivables of our operation in Huntsville, AL to a competitor for a purchase price of $129,533 in cash.

In July 2010, we sold $893,204 in net finance receivables of the Company’s auto sales finance contracts to an auto loan servicing company for $740,072 in cash (net of broker’s fee). A portion of the proceeds from the sale was used to satisfy a note payable that was secured by these finance contracts. This sale represented approximately 4% of the Company’s net outstanding auto finance contracts at that time.

NOTE 18 – SUBSEQUENT EVENTS

As of November 25, 2010, we had sold $1.3 million more in debentures than we had redeemed and we had sold $0.2 million more demand notes than we had redeemed. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2010. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on such assessment, management concluded that as of September 25, 2010, the Company’s internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 25, 2010

The company determined that its controls with respect to determining the allowance for credit losses did not sufficiently reserve for possible loan losses. The Company historically has used average charge-off rates for the three segments of its loan portfolio to determine the amount of the related allowance for credit losses and adjusted that percentage upward or downward after evaluating other relevant factors. During fiscal 2010, management, in some cases, made decisions to attempt to work with customers through forbearance or extension of terms rather than resorting to the repossession of the underlying collateral, which caused additional deterioration in the portfolio. Additionally, management sold a significant amount of finance contracts at a loss. Both of these changes impacted the Company’s charge-off rates. Although additional metrics were developed to track loan progress and the impact of these management decisions, the full extent of the impact on our charge-off rates and ultimately our allowance for credit losses was not reflected in our initial estimates. This deficiency resulted in a misstatement of the provision for credit losses and net finance receivables.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to the exemption provided under The Dodd-Frank Act to issuers that are not large accelerated filers or accelerated filers, as reflected in amendments to the rules promulgated by the Securities and Exchange Commission.

/s/ Bradley D. Bellville
President

/s/ Steven P. Morrison
Chief Financial Officer

December 23, 2010

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 25, 2010, except for the matter discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name	Age	Position with Company
Jefferey V. Martin	47	Director
Bradley D. Bellville	44	President and Chairman of the Board of Directors
Steven P. Morrison	52	Chief Financial Officer
D. Michael Wallace	42	Vice President – Administration
Clayton Penhallegon	75	Second Vice-President – Investments
Dellhia “Cissie” Franklin	54	Vice President – Customer Service
Karen V. Harrell	51	Vice President – Investments
Jennifer L. Ard	34	Corporate Secretary

Jefferey V. Martin became a member of the Board of Directors in February 2008. Since October, 1998, Mr. Martin has served as a loan approver in our centralized loan approval department. He is the son of our founder, the late Vance R. Martin. For 11 years prior to joining the Company, Mr. Martin worked in quality control in Columbus, Georgia for Pratt & Whitney, a designer, manufacturer and servicer of aircraft engines, industrial gas turbines and space propulsion systems. Mr. Martin attended Columbus Technical Institute. Mr. Martin’s years of experience as a loan approver in the Company, his extensive loan experience and his long term commitment to the Company led to the conclusion that he should serve as a director of the Company.

Bradley D. Bellville became our President in August 2007 and was elected Chairman of the Board of Directors in February 2008. He is responsible for the day-to-day responsibilities of running the Company and its strategic direction. Mr. Bellville previously served as our Vice President from 2005 to August 2007, and Vice President – Operations from 1997 to 2005. For the six years prior to 1997, Mr. Bellville held the positions of regional manager, trainer, collector, and branch manager with us. Mr. Bellville received a Bachelor of Business Administration degree in Marketing from Valdosta State University in 1990. Mr. Bellville is a member of the Keep Decatur County Beautiful Board of Directors and the Bainbridge College Foundation Board of Trustees. Mr. Bellville’s background as the President and former Vice President of the Company, his knowledge of the Company’s business from holding every position with the Company in his 20 years with the Company and his long term commitment to the Company led to the conclusion that he should serve as a director of the Company.

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

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by us and our subsidiaries to or on behalf of our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)		Bonus (2)		All Other Compensation (3)		Total
Bradley D. Bellville, President and Chairman	2010 2009	$ $	258,500 237,500	$ $	1,750 7,219	$ $	5,984 9,501	$ $	266,234 254,220

Natasha J. Wood, General Counsel	2010 2009	$ $	131,520 130,123	$ $	10,069 7,510		— —	$ $	141,589 137,633

Claud Haynes, Operations Manager	2010 2009	$ $	107,098 104,736	$ $	17,241 34,472		— —	$ $	124,339 139,208

(1)	The salary amounts shown are equal to the gross salary amounts that were paid to the Named Executive Officers during fiscal year 2010. As yearly salary increases are given, where appropriate, on the anniversary of the employee’s hire date, the salary reported may include a portion of the Named Executive Officer’s previous annual base salary and his or her current annual base salary.

(2)	This amount includes both performance-based bonuses and commissions paid to Mr. Haynes by Home Furniture Mart Inc., a subsidiary of The Money Tree Inc.
(3)	The details of “All Other Compensation” are set forth below:

All Other Compensation

Name	Fiscal Year	Company Vehicle		Medical Insurance		Country Club Membership		Life Insurance		Total
Bradley D. Bellville	2010 2009	$ $	1,768 5,300	$ $	1,794 1,811	$ $	1,899 1,886	$ $	523 504	$ $	5,984 9,501

Employment Agreements

We do not have any employment agreements with any of our Named Executive Officers.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Upon the settlement of the Estate of Vance R. Martin, our founder and former Chief Executive Officer, on July 15, 2010 the Vance R. Martin Family Trust u/t/a dated September 20, 2005, which held 1,475 shares of voting common stock was divided into three separate trusts for the benefit of W. Derek Martin, our former sole director and son of Vance R. Martin; Jefferey V. Martin, a director and son of Vance R. Martin; and a third sibling. The remaining 1,211 shares of voting common stock in the Estate of Vance R. Martin were transferred to W. Derek Martin’s trust on July 15, 2010. On August 2, 2010, Bradley D. Bellville purchased a controlling interest of 1,962 shares of voting common stock from W. Derek Martin’s trust. See “Certain Relationships and Related Transactions” and “Risk Factors – We are controlled by Bradley D. Bellville and do not have any independent board members overseeing our operations.”

Item 13.	Certain Relationships and Related Transactions:

Our officers also serve as the officers of certain of our subsidiaries, and our directors also serve as the directors of each of our subsidiaries. We may be subject to various conflicts of interest in our relationships with Mr. Bellville and Mr. Jefferey V. Martin and their other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Bradley D. Bellville, our President and Chairman of the Board of Directors, owns 40% of the outstanding stock of Interstate Motor Club, Inc. and each of Vance R. Martin’s three children, including Jefferey V. Martin, a director, owns 20%. Interstate Motor Club, Inc. pays us a commission for each membership sold pursuant to an Agency Sales Agreement. During the fiscal year ended September 25, 2010, we received $1.4 million in commissions pursuant to the Agency Sales Agreement.

Martin Family Group, LLLP owns the real estate of thirteen branch offices, one used car lot, and our principal executive offices. Jefferey V. Martin, a director, beneficially owns a limited partnership interest in Martin Family Group, LLLP. Our former sole director, W. Derek Martin, is the president of Martin Investments, Inc. which is the managing general partner of Martin Family Group, LLLP. We have entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease LLC, which is controlled by Martin Investments, Inc., leases, and then subleases to us, another 37 branch office locations, one auto finance collection office, and one used car lot for amounts greater than are paid in the underlying leases. This spread is generally used to cover property operating costs or improvements made directly by these entities. In the opinion of management, rates paid for these subleases are comparable to those obtained from third parties.

Item 14.	Principal Accounting Fees and Services:

Audit Fees

The aggregate fees billed for professional services rendered in fiscal years 2010 and 2009 by Carr, Riggs & Ingram, LLC for the audit of our annual financial statements and review of our quarterly financial statements were $314,295 and $245,865, respectively.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:

The following documents are filed as exhibits to this annual report.

Exhibit No.	Description
3.1	Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.2	Amendment to Articles of Incorporation of The Money Tree Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.3	Bylaws of The Money Tree Inc, (filed as Exhibit 3.3 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.4	Amendment to the Bylaws of The Money Tree Inc. (filed as exhibit 3.4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

3.5	Amendment to Bylaws of The Money Tree Inc. (filed as Exhibit 3.5 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-157700, on March 4, 2009 and incorporated herein by reference)

4.1	Amended and Restated Indenture between The Money Tree Inc. and U.S. Bank National Association dated September 20, 2005 (filed as exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on September 21, 2005 and incorporated herein by reference)

4.2	Form of debenture (included in Exhibit 4.1)

4.3	Indenture between The Money Tree Inc. and U.S. National Bank Association dated April 27, 2005 (filed as Exhibit 4.1 to Amendment No. 2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission file No. 333-122533, on June 30, 2005 and incorporated herein by reference)

4.4	Form of demand note (included in Exhibit 4.3)

10.1	Agency Sales Agreement between The Money Tree Inc. and Interstate Motor Club, Inc. dated December 9, 1994 (filed as Exhibit 10.1 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.2	Service Agreement between The Money Tree of Georgia Inc. and Cash Check Inc. of Ga. dated January 8, 1997 (filed as Exhibit 10.2 to the Form S-1 Registration Statement of The Money Tree Inc., Commission File No. 333-122531, on February 4, 2005 and incorporated herein by reference)

10.3	Form of lease with Martin Family Group, L.L.L.P. (filed as Exhibit 10.1 to the March 25, 2010 Form 10-Q filed on June 15, 2010 and incorporated herein by reference)

10.4	Form of lease with Martin Sublease, L.L.C. (filed as Exhibit 10.2 to the March 25, 2010 Form 10-Q filed on June 15, 2010 and incorporated herein by reference)

21	Subsidiaries of The Money Tree Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONEY TREE INC.

Date: December 23, 2010	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2010	By:	/s/ Bradley D. Bellville
Bradley D. Bellville
President and Chairman of the Board

Date: December 23, 2010	By:	/s/ Steven P. Morrison
Steven P. Morrison
Chief Financial Officer

Date: December 23, 2010	By:	/s/ Jefferey V. Martin
Jefferey V. Martin
Director