Form 10-Q
period 2010-12-25
Money Tree, Inc.
filed 2011-02-08
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at December 25, 2010
Class A, Voting Class B, Non-Voting	2,686 Shares 26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

December 25, 2010

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25, 2010	September 25, 2010
	(Unaudited)
Assets

Cash and cash equivalents	$1,124,676	$2,115,538
Finance receivables, net	33,855,425	35,448,066
Other receivables	510,116	492,696
Inventory	1,239,537	1,201,953
Property and equipment, net	3,214,218	3,369,242
Other assets	528,410	598,286
Total assets	$40,472,382	$43,225,781

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$1,906,794	$1,835,034
Accrued interest payable	12,570,377	12,733,503
Senior debt	216,950	164,625
Variable rate subordinated debentures	72,436,562	71,226,698
Demand notes	3,354,953	3,174,913
Total liabilities	90,485,636	89,134,773

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(51,690,901)	(47,586,639)
Total shareholders’ deficit	(50,013,254)	(45,908,992)
Total liabilities and shareholders’ deficit	$40,472,382	$43,225,781

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

Three months ended December 25,	2010	2009
	(Unaudited)
Interest and fee income	$2,461,268	$3,304,672
Interest expense	(1,760,018)	(1,809,971)
Net interest and fee income before provision for credit losses	701,250	1,494,701
Provision for credit losses	(2,362,223)	(2,927,709)
Net loss from interest and fees after provision for credit losses	(1,660,973)	(1,433,008)
Insurance commissions	1,276,270	1,753,864
Commissions from motor club memberships from company owned by related parties	375,979	454,326
Delinquency fees	279,462	334,586
Other income	54,931	122,736
Net revenue before retail sales	325,669	1,232,504

Retail sales	2,287,566	3,427,973
Cost of sales	(1,491,720)	(2,100,071)
Gross margin on retail sales	795,846	1,327,902

Net revenues	1,121,515	2,560,406
Operating expenses
Personnel expense	(2,773,921)	(3,705,940)
Facilities expense	(960,673)	(1,042,087)
General and adminstrative expenses	(577,081)	(670,799)
Other operating expenses	(840,266)	(905,453)
Total operating expenses	(5,151,941)	(6,324,279)
Net operating loss	(4,030,426)	(3,763,873)
Gain (loss) on sale/disposal of property and equipment	(73,836)	15,721
Loss before income tax benefit	(4,104,262)	(3,748,152)
Income tax benefit	-	-

Net loss	$(4,104,262)	$(3,748,152)

Net loss per common share, basic and diluted	$(138.91)	$(126.86)

Weighted average shares outstanding	29,546	29,546

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended December 25,	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,104,262)	$(3,748,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	2,362,223	2,740,331
Depreciation	173,717	197,967
Amortization	-	254
Loss (gain) on sale/disposal of property and equipment	73,836	(15,721)
Change in assets and liabilities:
Other receivables	(17,420)	(112,803)
Inventory	(37,584)	712,902
Other assets	69,876	41,958
Accounts payable and other accrued liabilities	71,760	141,662
Accrued interest payable	(163,126)	(130,546)

Net cash used in operating activities	(1,570,980)	(172,148)

Cash flows from investing activities
Finance receivables originated	(10,058,822)	(13,373,253)
Finance receivables repaid	9,289,240	12,614,033
Purchase of property and equipment	(92,529)	(77,736)
Proceeds from sale of property and equipment	-	24,800

Net cash used in investing activities	(862,111)	(812,156)

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	52,325	(273,572)
Demand notes	180,040	466,056
Proceeds-variable rate subordinated debentures	3,769,172	3,611,092
Repayments-variable rate subordinated debentures	(2,559,308)	(3,939,348)
Net cash provided by (used in) financing activities	1,442,229	(135,772)

Net change in cash and cash equivalents	(990,862)	(1,120,076)

Cash and cash equivalents, beginning of period	2,115,538	2,921,777
Cash and cash equivalents, end of period	$1,124,676	$1,801,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,902,692	$1,920,065

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s fiscal year 2010 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with GAAP for the interim periods reported. The results of operations for the three months ended December 25, 2010 and 2009 are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to the prior period financial statements to conform with the method of presentation used in fiscal year 2011.

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 91 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone service.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the fiscal year ended September 25, 2010, the Company incurred net losses of $12,134,947 and a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $851,341. For the three months ended December 25, 2010 and 2009 the Company incurred net losses of $4,104,262 and 3,748,152, respectively. The Company had a deficiency in net interest margin of $1,660,973 and $1,433,008 for the three months ended December 25, 2010 and 2009, respectively. As of December 25, 2010 and September 25, 2010, the Company had a shareholders’ deficit of $50,013,254 and $45,908,992, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The average term of direct consumer loans is less than seven months; therefore, if management anticipates having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the three months ended December 25, 2010, the Company tightened its risk management controls related to new loans, resulting in a decrease in loan originations of $3.3 million from the same period in the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. Management believes the cash flow from our operations coupled with sales of our variable rate subordinated debentures and subordinated demand notes will be sufficient to cover our liquidity needs and cash flow requirements during fiscal year 2011. However, there can be no assurances that the Company’s actions will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The amendments to the FASB Accounting Standards Codification™ (FASB ASC) will enhance the current disclosure requirements to assist users of financial statements in assessing an entity’s credit risk exposure and evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 requires entities to disclose the nature of credit risk inherent in their finance receivables, the procedure for analyzing and assessing credit risk, and the changes in both the receivables and the allowance for credit losses by portfolio segment and class. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted this guidance for the quarter ended December 25, 2010 and its adoption did not have a material impact on our consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued revised guidance to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of previous guidance that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. These revisions to FASB ASC 860, “Transfers and Servicing,” must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance on September 26, 2010 and its adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC 810, “Consolidation,” are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance on September 26, 2010 and its adoption did not have a material impact on our consolidated financial statements.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	December 25, 2010	September 25, 2010
	(Unaudited)

Finance receivables, direct consumer	$15,080,718	$14,790,670
Finance receivables, consumer sales finance	11,792,000	12,192,962
Finance receivables, auto sales finance	21,034,417	22,584,170
Total gross finance receivables	47,907,135	49,567,802
Unearned insurance commissions	(1,652,233)	(1,662,796)
Unearned finance charges	(5,575,208)	(5,926,738)
Accrued interest receivable	354,348	341,173

Finance receivables, before allowance for credit losses	41,034,042	42,319,441
Allowance for credit losses	(7,178,617)	(6,871,375)
Finance receivables, net	$33,855,425	$35,448,066

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the three months ended December 25, 2010	As of and for the year ended September 25, 2010	As of and for the three months ended December 25, 2009
	(Unaudited)		(Unaudited)

Beginning balance	$6,871,375	$8,925,381	$8,925,381

Provisions for credit losses	2,362,223	5,682,584	2,927,709

Charge-offs
Direct consumer	(1,030,620)	(5,447,963)	(1,592,460)
Consumer sales finance	(953,042)	(2,519,125)	(737,350)
Auto sales finance	(727,109)	(1,942,229)	(397,232)
Write-downs incurred on the transfer of loans to loans held for sale	-	(528,157)	(187,378)

Recoveries - non-file insurance (direct consumer)	417,308	1,874,343	544,900
Recoveries - other	244,605	854,203	202,781

Other	(6,123)	(27,662)	695

Ending balance	$7,178,617	$6,871,375	$9,687,046

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses and recorded investment for the three segments of financing receivables is as follows:

	As of and for the three months ended December 25, 2010
	(Unaudited)
	Direct Consumer	Consumer Sales Finance	Auto Sales Finance	Total
Allowance for credit losses

Beginning balance	$2,215,745	$2,418,333	$2,237,297	$6,871,375

Provisions for credit losses	452,109	1,188,352	721,762	2,362,223

Charge-offs	(1,030,620)	(953,042)	(727,109)	(2,710,771)

Recoveries - non-file insurance	417,308	-	-	417,308

Recoveries - other	244,605	-	-	244,605

Other	(9,882)	-	3,759	(6,123)

Ending balance	$2,289,265	$2,653,643	$2,235,709	$7,178,617

Financing receivables, net

Ending balance:

Collectively evaluated for impairment	$13,611,403	$9,246,143	$18,176,496	$41,034,042

Due to the nature of the Company’s finance receivable portfolio, which consists of a large number of homogenous loans with similar credit quality characteristics at the time of origination, individual impairment analysis is not performed; rather finance receivables are evaluated collectively as a group within each segment of the portfolio. Different loss rates are not applied to impaired or non-impaired loans since the adjusted benchmark percentage is applied to each segment of the net finance receivable portfolio in total.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

The table below illustrates the net carrying amount of loans by credit quality indicator at December 25, 2010:

	Performing	Non-performing	Total

Direct consumer	$10,676,981	$2,934,422	$13,611,403
Consumer sales finance	6,827,017	2,419,126	9,246,143
Auto sales finance	14,268,096	3,908,400	18,176,496
	$31,772,094	$9,261,948	$41,034,042

The table below provides an aging analysis of past due loans and non-accrual loans by segment at December 25, 2010. Amounts are show at gross loan balance:

	As of December 25, 2010
	31 - 90 days	Over 90 days	Total	Non-accrual	Current	Total loans

Direct consumer	$1,072,942	$2,934,422	$4,007,364	$2,934,422	$11,073,354	$15,080,718
Consumer sales finance	818,397	2,419,126	3,237,523	2,419,126	8,554,477	11,792,000
Auto sales finance	1,021,676	1,484,000	2,505,676	1,484,000	18,528,741	21,034,417
	$2,913,015	$6,837,548	$9,750,563	$6,837,548	$38,156,572	$47,907,135

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 25, 2010	September 25, 2010
	(Unaudited)

Used automobiles	$627,493	$622,296
Home furnishings and electronics	612,044	579,657
Total inventory	$1,239,537	$1,201,953

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 25, 2010	September 25, 2010
	(Unaudited)
Accounts payable	$447,072	$242,878
Insurance payable, loan related	356,636	369,753
Accrued payroll	361,074	367,218
Accrued payroll taxes	26,822	28,007
Sales tax payable	610,349	670,021
Other liabilities	104,841	157,157

Total accounts payable and other accrued liabilities	$1,906,794	$1,835,034

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	December 25, 2010	September 25, 2010
	(Unaudited)
Senior debt: due to banks and commercial finance companies, collateralized by inventory and certain automotive equipment, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2011. The carrying values of the collateral at December 25, 2010 and September 25, 2010 were $216,950 and $164,625, respectively.	$216,950	$164,625

Total senior debt	216,950	164,625

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.0% to 8.7%, due at various dates through 2014.	21,168,349	22,490,296

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 5.0% to 8.7%, due at various dates through 2014.	51,268,213	48,736,402

Total subordinated debentures	72,436,562	71,226,698

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	258,343	303,746

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,096,610	2,871,167

Total demand notes	3,354,953	3,174,913

Total debt	$76,008,465	$74,566,236

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, L.L.L.P. owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. A shareholder and director of the Company and his two siblings are limited partners of Martin Family Group, L.L.L.P. A former Company shareholder is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, L.L.L.P. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C. leases, and then subleases to the Company, another 37 branch office locations, one auto finance collection office and one used car lot for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A former Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease, L.L.C. Total rents paid were $407,946 and $538,586 for the three months ended December 25, 2010 and 2009, respectively and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s majority shareholder and President, a shareholder and director of the Company and that shareholder’s two siblings, pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $375,979 and $454,326 for the three months ended December 25, 2010 and 2009, respectively.

The Company also engages from time to time in other transactions with related parties. Refer to the “Related Party Transactions” disclosure in the notes to the Company’s Consolidated Financial Statements as of and for the year ended September 25, 2010.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – CONTINGENT LIABILITIES

The Company is a party to litigation arising in the normal course of business. With respect to all such lawsuits, claims, and proceedings, the Company establishes reserves when it is probable a liability has been incurred and the amount can reasonably be estimated. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial position, consolidated cash flows or consolidated results of operations of the Company.

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $178,576 and $561,920 for the three months ended December 25, 2010 and 2009, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

FASB ASC 280, “Segment Reporting,” requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of the original core operations of the Company representing the small consumer loan business in the four states in which the Company operates. The 91 offices that make up this segment are similar in size and in the markets they serve. All, with a few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)
Net revenues (loss) before retail sales	$1,053	$(727)	$326

Gross margin on retail sales	508	288	796

Segment operating expenses	(4,491)	(661)	(5,152)
Segment operating loss	$(2,930)	$(1,100)	$(4,030)

December 25, 2010
In Thousands
Assets
Total segment assets	$21,925	$17,062	$38,987

Cash and cash equivalents at corporate level			(374)
Other receivables at corporate level			510
Property and equipment, net at corporate level			821
Other assets at corporate level			528

Consolidated Assets			$40,472

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended December 25, 2009	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands	(Unaudited)

Net revenues (loss) before retail sales	$1,492	$(259)	$1,233

Gross margin on retail sales	1,017	311	1,328

Segment operating expenses	(5,637)	(688)	(6,325)
Segment operating loss	$(3,128)	$(636)	$(3,764)

December 25, 2009
In Thousands
Assets
Total segment assets	$28,338	$23,637	$51,975

Cash and cash equivalents at corporate level			(219)
Other receivables at corporate level			829
Property and equipment, net at corporate level			1,007
Other assets at corporate level			1,789

Consolidated Assets			$55,381

NOTE 13 – SUBSEQUENT EVENTS

The Company has registered with the Securities and Exchange Commission on Form S-1 Registration Statements, $75,000,000 of Series B Variable Rate Subordinated Debentures (Commission File No. 333-157701) and $35,000,000 of Subordinated Demand Notes (Commission File No. 333-157700). The latest Post-Effective Amendments to these Registration Statements were declared effective on January 11, 2011. These securities have also been registered with the State of Georgia.

Between December 26, 2010 and January 25, 2011, the Company sold $1.5 million of debentures and $0.2 million of demand notes. For the same period the Company redeemed $0.8 million of debentures and $0.2 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2010. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations. When considering forward-looking statements keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the fiscal year ended September 25, 2010.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended December 25,
	2010	2009
Direct Consumer Loans:
Number of Loans Made to New Borrowers	7,296	7,905
Number of Loans Made to Former Borrowers	12,435	15,518
Number of Loans Made to Existing Borrowers	9,611	12,869
Total Number of Loans Made	29,342	36,292
Total Volume of Loans Made	$8,884,093	$12,124,724
Average Size of Loans Made	$303	$334
Number of Loans Outstanding	39,222	48,975
Total of Loans Outstanding	$15,080,718	$21,145,450
Percent of Loans Outstanding	31.48%	32.27%
Average Balance on Outstanding Loans	$384	$432

Auto Sales Finance Contracts:
Total Number of Contracts Made	86	100
Total Volume of Contracts Made	$1,442,946	$1,736,191
Average Size of Contracts Made	$16,778	$17,362
Number of Contracts Outstanding	2,204	2,658
Total of Contracts Outstanding	$21,034,417	$28,359,756
Percent of Total Loans and Contracts	43.91%	43.28%
Average Balance on Outstanding Contracts	$9,544	$10,670

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	506	689
Number of Loans Made to Former Customers	4	15
Number of Loans Made to Existing Customers	869	1,121
Total Contracts Made	1,379	1,825
Total Volume of Contracts Made	$3,800,832	$5,908,107
Number of Contracts Outstanding	5,520	6,665
Total of Contracts Outstanding	$11,792,000	$16,024,957
Percent of Total Loans and Contracts	24.61%	24.45%
Average Balance of Outstanding Contracts	$2,136	$2,404

Below is a table showing our total gross outstanding finance receivables:

	As of December 25,
	2010	2009
Total Finance Receivables Outstanding (gross):

Direct Consumer Loans	$15,080,718	$21,145,450
Consumer Sales Finance	11,792,000	16,024,957
Auto Sales Finance	21,034,417	28,359,756

Total Gross Outstanding	$47,907,135	$65,530,163

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

	For the Three Months Ended December 25,
	2010	2009
Direct Consumer Loans:
Balance - beginning	$14,790,670	$20,098,661
Finance receivables originated	8,884,093	12,124,724
Collections	(5,682,918)	(8,001,700)
Refinancings	(1,852,037)	(2,756,330)
Charge offs, gross	(1,030,620)	(1,592,460)
Rebates / other adjustments	(28,470)	1,272,555

Balance - end	$15,080,718	$21,145,450

Consumer Sales Finance Contracts:
Balance - beginning	$12,192,962	$16,663,172
Finance receivables originated	3,800,832	5,908,107
Collections	(1,406,998)	(1,921,439)
Refinancings	(1,469,240)	(1,957,432)
Charge offs, gross	(953,042)	(737,350)
Rebates / other adjustments	(372,514)	(1,930,101)

Balance - end	$11,792,000	$16,024,957

Auto Sales Finance Contracts:
Balance - beginning	$22,584,170	$30,151,923
Finance receivables originated	1,442,946	1,736,191
Collections	(2,199,324)	(2,690,894)
Charge offs, gross	(727,109)	(397,232)
Rebates / other adjustments	(66,266)	(440,232)

Balance - end	$21,034,417	$28,359,756

Total:
Balance - beginning	$49,567,802	$66,913,756
Loans originated	14,127,871	19,769,022
Collections	(9,289,240)	(12,614,033)
Refinancings	(3,321,277)	(4,713,762)
Charge offs, gross	(2,710,771)	(2,727,042)
Rebates / other adjustments	(467,250)	(1,097,778)

Balance - end	$47,907,135	$65,530,163

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Three Months Ended December 25,
	2010	2009
Finance Receivables Originated:
Direct consumer	$8,884,093	$12,124,724
Consumer sales finance	3,800,832	5,908,107
Auto sales finance	1,442,946	1,736,191

Total gross finance receivables originated	14,127,871	19,769,022
Non-cash items included in gross finance receivables*	(4,069,049)	(6,395,769)

Finance receivables originated per statement of cash flows	$10,058,822	$13,373,253

Finance Receivables Repaid:
Collections
Direct consumer	$5,682,918	$8,001,700
Consumer sales finance	1,406,998	1,921,439
Auto sales finance	2,199,324	2,690,894

Finance receivables repaid per statement of cash flows	$9,289,240	$12,614,033

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

The decrease in the net interest margin (before provision for credit losses) for the three months ended December 25, 2010 was primarily a result of the decrease in outstanding finance receivables. Our liquidity issues have caused us to tighten our lending guidelines and significantly decrease our direct consumer loans, while we experienced only slight decreases in consumer sales finance contracts and motor vehicle installment contracts. These contracts generally yield a lower interest rate as compared to direct consumer loans.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended December 25,
	2010	2009
Average net finance receivables (1)	$41,366,282	$55,899,520
Average notes payable (2)	$75,787,306	$76,833,663

Interest income	$1,716,124	$2,319,434
Loan fee income, excluding delinquency fees	745,144	985,238

Total interest and fee income	2,461,268	3,304,672

Interest expense	1,760,018	1,809,971

Net interest and fee income before provision for credit losses	$701,250	$1,494,701

Average interest rate earned (annualized)	23.8%	23.6%
Average interest rate paid (annualized)	9.3%	9.4%

Net interest rate spread (annualized)	14.5%	14.2%
Net interest margin (annualized) (3)	6.8%	10.7%

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

	As of, or for the 12 Months Ended December 25,
	2010	2009
Direct Consumer Loans

Ending net finance receivables	$13,611,403	$19,487,005
Average net finance receivables(1)	$14,495,970	$22,268,569

Charge-offs, gross(3)	$5,005,898	$7,674,845
Recoveries (2)	(2,643,473)	(1,881,815)

Charge-offs, net of recoveries	$2,362,425	$5,793,030

% of net charge offs to average net receivables
12 month trend	16.3%	26.0%
Actual allowance %	16.8%	26.0%
Actual allowance	$2,289,265	$5,068,621

Consumer Sales Finance Contracts:

Ending net finance receivables	$9,246,143	$11,800,009
Average net finance receivables(1)	$10,452,844	$12,854,988

Charge-offs, gross	$2,734,817	$3,211,722

% of net charge offs to average net receivables
12 month trend	26.2%	25.0%
Actual allowance %	28.7%	25.0%
Actual allowance	$2,653,643	$2,952,002

Auto Sales Finance Contracts:

Ending net finance receivables	$18,176,496	$23,775,106
Average outstanding finance receivables(1)	$21,081,969	$25,180,457

Charge-offs, gross(3)	$2,493,110	$1,955,548

% of net charge offs to average net receivables
12 month trend	11.8%	7.8%
Actual allowance %	12.3%	7.0%
Actual allowance	$2,235,709	$1,666,422

	As of, or for the 12 Months Ended December 25,
	2010	2009
Total Receivables:

Ending net finance receivables	$41,034,042	$55,062,120
Average outstanding finance receivables(1)	$46,030,783	$60,304,014

Charge-offs, gross(3)	$10,233,825	$12,842,115
Recoveries (2)	(2,643,473)	(1,881,815)

Charge-offs, net of recoveries	$7,590,352	$10,960,300

% of net charge offs to average net receivables
12 month trend	16.5%	18.2%
Actual allowance %	17.5%	17.6%
Actual allowance	$7,178,617	$9,687,045

(1)	Average net outstanding finance receivables are computed using the monthly balances net of unearned interest/fees, unearned insurance commissions and unearned discounts.
(2)	Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries.
(3)	Includes write downs incurred on the transfer of loans to loans held for sale.

During the three months ended December 25, 2010, there were no significant signs of economic recovery. We noted during this period an increase in delinquencies in all three segments of our loan portfolio. After consideration of the benchmark percentages, the delinquency increases, and other relevant factors, we increased the allowance percentage over the 12-month trend in each segment as follows: for net outstanding direct consumer loans, increase of 50 basis points to 16.8%; for net outstanding consumer sales finance contracts, increase of 250 basis points to 28.7%; and for net outstanding auto sales finance contracts, increase of 50 basis points to 12.3%, in each case as a percentage of the ending balance at December 25, 2010. The allowance for credit losses was $7.2 million (17.5% of the net outstanding finance receivables) at December 25, 2010 and $9.7 million (17.6%) at December 25, 2009.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Below is certain information relating to the delinquency status of each category of our receivables as of December 25, 2010 and 2009:

	As of December 25, 2010
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$15,080,718	$11,792,000	$21,034,417	$47,907,135
Loans and Contracts greater than 180 days past due	$1,635,000	$1,294,030	$788,025	$3,717,055
Percentage of Outstanding	10.8%	11.0%	3.7%	7.8%
Loans and Contracts greater than 90 days past due	$2,934,422	$2,419,126	$1,484,000	$6,837,548
Percentage of Outstanding	19.5%	20.5%	7.1%	14.3%
Loans and Contracts greater than 60 days past due	$3,387,474	$2,774,938	$1,832,570	$7,994,982
Percentage of Outstanding	22.5%	23.5%	8.7%	16.7%

	As of December 25, 2009
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts
Receivable	$19,585,101	$17,585,306	$28,359,756	$65,530,163
Loans and Contracts greater than 180 days past due	$2,712,368	$1,179,509	$0	$3,891,877
Percentage of Outstanding	13.8%	6.7%	0.0%	5.9%
Loans and Contracts greater than 90 days past due	$4,156,816	$1,963,519	$921,731	$7,042,066
Percentage of Outstanding	21.2%	11.2%	3.3%	10.7%
Loans and Contracts greater than 60 days past due	$4,710,767	$2,261,894	$1,362,982	$8,335,643
Percentage of Outstanding	24.1%	12.9%	4.8%	12.7%

* Auto Sales Finance Contracts aging categories exclude accounts in legal or repossession process in the amounts of $3,120,375 at December 25, 2010 and $5,211,007 at December 25, 2009.

Results of Operations

Comparison of Three Months Ended December 25, 2010 and 2009

Net Revenues

Net revenues were $1.1 million and $2.6 million for the three months ended December 25, 2010 and 2009, respectively. We have experienced significant liquidity issues over the past two years due to the lack of net sales in our debt offerings. Because of this and the current economic environment, to preserve cash, we implemented tighter risk management controls in fiscal year 2009, which continued through the three months ended December 25, 2010, resulting in fewer loans being originated and causing decreases in earned amounts of interest, fees and other components of income connected with our lending. Gross finance receivable originations decreased by $5.6 million (29%) as compared to the same period last year. Retail sales and the gross margin on those sales also decreased by $1.1 million and $0.5 million, respectively, for the three months ended December 25, 2010 compared to 2009.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $0.7 million and $1.5 million for the three months ended December 25, 2010 and 2009, respectively. During the three months ended December 25, 2010, gross interest income decreased $0.8 million, from $3.3 million for the three months ended December 25, 2009, to $2.5 million, as a result of the decrease in finance receivables originated as mentioned above. We are exploring options to raise capital that will allow us to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be lower than comparable periods last year until we can sell sufficient amounts of our debt offerings or secure other capital resources. Interest expense was $1.8 million for each of the three-month periods ended December 25, 2010 and 2009, respectively.

Provision for Credit Losses

Provision for credit losses was $2.4 million and $2.9 million for the three months ended December 25, 2010 and 2009, respectively. Net finance receivables charged off were approximately $2.0 million for each of the three-month periods ended December 25, 2010 and 2009. However, additional provisions were made to the allowance for credit losses as of December 25, 2009 based on our charge-off analysis and other relevant factors. We expect the provision for credit losses to continue to be less than the prior year throughout fiscal year 2011.

Insurance and Other Products

Income from commissions on insurance products, motor club memberships, delinquency fees and other income decreased approximately $0.7 million for the three months ended December 25, 2010 as compared to the three months ended December 25, 2009. This is a result of the aforementioned decrease in finance receivable originations. We expect this decrease to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $0.8 million and $1.3 million for the three months ended December 25, 2010 and 2009, respectively. Sales in the automotive segment decreased approximately $0.1 million compared to the same period last year while gross margins were approximately the same. In the consumer segment sales were down $1.0 million and gross margins decreased $0.5 million as compared to the prior year’s first quarter sales and margins. Weak demand for consumer goods continues to impact our sales and margins. We do not expect a significant increase in retail sales in the near term.

Operating Expenses

Operating expenses were $5.2 million and $6.3 million for the three months ended December 25, 2010 and 2009, respectively. Personnel expenses were $0.9 million lower than in the previous year while facilities expense was $0.1 million lower , as we realized the cost savings of the branch consolidations and other cutbacks implemented during fiscal year 2010. General and administrative expenses and other operating expenses decreased $0.1 million as compared to the prior year. We continue to closely monitor expenses and plan to reduce spending wherever possible.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from our operations coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2011. However, there can be no assurances that we will sell any debentures or demand notes or that our other actions to generate cash flow will be successful.

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

However, as indicated in the notes to the accompanying consolidated financial statements included in this report, we have experienced significant liquidity issues due to the lack of net sales in our debt offerings during the fiscal year ended September 25, 2009 and continuing through the quarter ended December 25, 2010. The recessionary economy has negatively impacted investor confidence and, on two occasions during the past two years, we temporarily suspended the offering of our debt securities to the public while we restated previously issued financial statements to correct errors detected in those statements. In order to preserve cash, we tightened our risk management controls related to new loans resulting in a decrease in gross loan originations of $5.6 million for the three months ended December 25, 2010 compared to the same period in the prior year, and we (1) received gross proceeds of $3.8 million from the sale of debentures, (2) paid $2.6 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.2 million in net sales of demand notes. Also, for the fiscal year ended September 25, 2010, the Company incurred net losses of $12,134,947 and a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $851,341. For the three months ended December 25, 2010 and 2009 the Company incurred net losses of $4,104,262 and 3,748,152, respectively. The Company had a deficiency in net interest margin of $1,660,973 and $1,433,008 for the three months ended December 25, 2010 and 2009, respectively. As of December 25, 2010 and September 25, 2010, the Company had a shareholders’ deficit of $50,013,254 and $45,908,992, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents were $1.1 million at December 25, 2010, a decrease of $0.7 million from $1.8 million at December 25, 2009. During the three months ended December 25, 2010, cash and cash equivalents decreased $1.0 million, primarily as a result of $0.9 million of net cash used in investing activities as finance receivables originated exceeded finance receivables repaid. During the three months ended December 25, 2009, cash and cash equivalents decreased $1.1 million, primarily as a result of $0.8 million of net cash used in investing activities as finance receivables originated exceeded finance receivables repaid.

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

During the three months ended December 25, 2010, we (1) received gross proceeds of $3.8 million from the sale of debentures, (2) paid $2.6 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.2 million in net sales of demand notes. As of December 25, 2010, we had $72.4 million of debentures and $3.4 million of demand notes outstanding, compared to $71.2 million of debentures and $3.2 million of demand notes outstanding as of September 25, 2010.

Subsequent Events

We have registered with the Securities and Exchange Commission on Form S-1 Registration Statements, $75,000,000 of Series B Variable Rate Subordinated Debentures (Commission File No. 333-157701) and $35,000,000 of Subordinated Demand Notes (Commission File No. 333-157700). The latest Post-Effective Amendments to these Registration Statements were declared effective on January 11, 2011. These securities have also been registered with the State of Georgia.

Between December 26, 2010 and January 25, 2011, we sold $1.5 million of debentures and $0.2 million of demand notes. For the same period we redeemed $0.8 million of debentures and $0.2 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued that may have a future effect on operations. Refer to Note 3 to the accompanying unaudited consolidated financial statements for a discussion of these pronouncements and their possible effects.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 25, 2010.

Changes in Internal Control Over Financial Reporting

Except for the material weakness in the Company’s internal control over financial reporting and the subsequent measures to remedy such material weakness that were described in the Company’s 2010 Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting during the quarter ended December 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended December 25, 2010 requiring disclosure under item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September  25, 2010 that could materially affect our business, financial condition or future results.

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

THE MONEY TREE INC.

February 8, 2011	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

February 8, 2011	/s/ Steven P, Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)