Form 10-Q
period 2011-03-25
Money Tree, Inc.
filed 2011-05-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-122531

THE MONEY TREE INC

(Exact name of registrant as specified in its charter)

Georgia	58-2171386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 25, 2011
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

March 25, 2011

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	March 25, 2011	September 25, 2010
	(Unaudited)
Assets

Cash and cash equivalents	$2,650,362	$2,115,538
Finance receivables, net	30,831,617	35,448,066
Other receivables	440,538	492,696
Inventory	1,123,413	1,201,953
Property and equipment, net	3,098,387	3,369,242
Other assets	457,425	598,286
Total assets	$38,601,742	$43,225,781

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$1,475,395	$1,835,034
Accrued interest payable	12,696,257	12,733,503
Senior debt	598,362	164,625
Variable rate subordinated debentures	73,786,741	71,226,698
Demand notes	3,427,666	3,174,913
Total liabilities	91,984,421	89,134,773

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(55,060,326)	(47,586,639)
Total shareholders’ deficit	(53,382,679)	(45,908,992)
Total liabilities and shareholders’ deficit	$38,601,742	$43,225,781

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 25,		Six months ended March 25,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and fee income	$2,216,758	$3,086,892	$4,678,027	$6,391,564
Interest expense	(1,747,083)	(1,768,630)	(3,507,102)	(3,578,601)
Net interest and fee income before	469,675	1,318,262	1,170,925	2,812,963
Reduction in reserve (provision) for credit losses	(1,231,065)	450,358	(3,593,287)	(2,289,973)
Net revenue (loss) from interest and fees after provision for credit losses	(761,390)	1,768,620	(2,422,362)	522,990
Insurance commissions	1,044,072	1,016,272	2,320,342	2,770,136
Commissions from motor club memberships from company owned by related parties	252,572	307,232	628,550	761,558
Delinquency fees	397,814	397,519	677,276	732,105
Other income	46,778	141,199	101,709	263,935
Net revenue before retail sales	979,846	3,630,842	1,305,515	5,050,724

Retail sales	2,089,160	2,689,667	4,376,727	6,117,640
Cost of sales	(1,348,138)	(1,681,115)	(2,839,859)	(3,781,186)
Gross margin on retail sales	741,022	1,008,552	1,536,868	2,336,454

Net revenues	1,720,868	4,639,394	2,842,383	7,387,178
Operating expenses
Personnel expense	(2,870,922)	(3,438,671)	(5,644,842)	(7,144,611)
Facilities expense	(898,338)	(951,063)	(1,859,011)	(1,993,150)
General and adminstrative expenses	(487,748)	(593,122)	(1,064,830)	(1,263,922)
Other operating expenses	(832,022)	(870,888)	(1,672,288)	(1,961,109)
Total operating expenses	(5,089,030)	(5,853,744)	(10,240,971)	(12,362,792)
Net operating loss	(3,368,162)	(1,214,350)	(7,398,588)	(4,975,614)
Gain (loss) on sale/disposal of property and equipment	(1,263)	1,031	(75,099)	14,142
Loss before income tax expense	(3,369,425)	(1,213,319)	(7,473,687)	(4,961,472)
Income tax expense	-	-	-	-

Net loss	$(3,369,425)	$(1,213,319)	$(7,473,687)	$(4,961,472)

Net loss per common share, basic and diluted	$(114.04)	$(41.07)	$(252.95)	$(167.92)

Weighted average shares outstanding	29,546	29,546	29,546	29,546

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended March 25,	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,473,687)	$(4,961,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	3,593,287	2,289,973
Depreciation	345,916	388,261
Amortization	-	254
Loss (gain) on sale/disposal of property and equipment	75,099	(14,142)
Change in assets and liabilities:
Other receivables	52,158	128,332
Inventory	78,540	1,012,567
Other assets	140,861	739,860
Accounts payable and other accrued liabilities	(359,639)	(168,376)
Accrued interest payable	(37,246)	(289,263)

Net cash used in operating activities	(3,584,711)	(874,006)

Cash flows from investing activities
Finance receivables originated	(18,707,398)	(23,635,415)
Finance receivables repaid	19,730,560	25,647,789
Purchase of property and equipment	(157,085)	(103,421)
Proceeds from sale of property and equipment	6,925	84,200

Net cash provided by investing activities	873,002	1,993,153

Cash flows from financing activities
Net proceeds (repayments) on:
Senior debt	433,737	(201,087)
Demand notes	252,753	246,482
Proceeds-variable rate subordinated debentures	8,127,497	4,693,866
Repayments-variable rate subordinated debentures	(5,567,454)	(7,582,967)
Net cash provided by (used in) financing activities	3,246,533	(2,843,706)

Net change in cash and cash equivalents	534,824	(1,724,559)

Cash and cash equivalents, beginning of period	2,115,538	2,921,777
Cash and cash equivalents, end of period	$2,650,362	$1,197,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$3,503,444	$3,826,960

See accompanying notes to consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of The Money Tree Inc., a Georgia corporation, and all of its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 2 to the Consolidated Financial Statements in the Company’s fiscal year 2010 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with GAAP for the interim periods reported. The results of operations for the three and six months ended March 25, 2011 and 2010 are not necessarily indicative of the results for the full fiscal year.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. For the fiscal year ended September 25, 2010, the Company incurred net losses of $12,134,947 and a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $851,341. For the six months ended March 25, 2011 and 2010 the Company incurred net losses of $7,473,687 and $4,961,472, respectively. The Company had a deficiency in net interest margin of $2,422,362 for the six months ended March 25, 2011 and a surplus of $522,990 for the six months ended March 25, 2010. As of March 25, 2011 and September 25, 2010, the Company had a shareholders’ deficit of $53,382,679 and $45,908,992, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and ultimately attain successful operations. The Company has closely monitored and managed its liquidity position, understanding that this is of critical importance in the current economic environment; however, the current economic environment makes the cash forecast difficult to predict. Therefore, we have reduced operating expenses, substantially curtailed the amount of funds we have been loaning to our customers and are focusing on collections to increase cash flow and address our current cash flow problem.

The recessionary economy has negatively impacted investor confidence and, on two occasions during the past two years, we temporarily suspended the offering of our debt securities to the public while we restated previously issued consolidated financial statements to correct errors detected in those statements.

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

The average term of direct consumer loans is less than seven months; therefore, if management anticipates having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the six months ended March 25, 2011, the Company continued to tighten its risk management controls related to new loans, resulting in a decrease in loan originations of $4.9 million from the same period in the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. Management believes the cash flow from our operations coupled with sales of our variable rate subordinated debentures and subordinated demand notes will be sufficient to cover our liquidity needs and cash flow requirements during fiscal year 2011. However, there can be no assurances that the Company’s actions will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In January 2011, the FASB issued revised guidance delaying the implementation of disclosures about troubled debt restructuring included in ASU No. 2010-20 (discussed above). We adopted the provisions of ASU 2010-20 during the quarter ended December 25, 2010. We are currently evaluating what effect, if any, this delay may have on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendment to the FASB ASC helps creditors determine whether a troubled debt restructuring has occurred by clarifying whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. The amendment also requires disclosures related to troubled debt restructurings that were initially effective for periods ending after December 15, 2010, but deferred to make the effective date concurrent with this amendment. The amendment is effective for the first interim or annual period beginning on or after June 15, 2011. We are currently evaluating what effect, if any, this revised guidance will have on our consolidated financial statements.

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	March 25, 2011	September 25, 2010
	(Unaudited)

Finance receivables, direct consumer	$14,042,310	$14,790,670
Finance receivables, consumer sales finance	9,863,371	12,192,962
Finance receivables, auto sales finance	20,190,294	22,584,170
Total gross finance receivables	44,095,975	49,567,802
Unearned insurance commissions	(1,406,498)	(1,662,796)
Unearned finance charges	(5,437,982)	(5,926,738)
Accrued interest receivable	289,367	341,173
Finance receivables, before allowance for credit losses	37,540,862	42,319,441
Allowance for credit losses	(6,709,245)	(6,871,375)
Finance receivables, net	$30,831,617	$35,448,066

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the six months ended March 25, 2011	As of and for the year ended September 25, 2010	As of and for the six months ended March 25, 2010
	(Unaudited)		(Unaudited)

Beginning balance	$6,871,375	$8,925,381	$8,925,381

Provisions for credit losses	3,593,287	5,682,584	2,289,973

Charge-offs
Direct consumer	(2,013,831)	(5,447,963)	(2,889,889)
Consumer sales finance	(1,722,014)	(2,519,125)	(1,312,366)
Auto sales finance	(1,215,898)	(1,942,229)	(571,531)
Write-downs incurred on the transfer of loans to loans held for sale	-	(528,157)	(187,378)

Recoveries - non-file insurance (direct consumer)	731,656	1,874,343	999,683
Recoveries - other	398,221	854,203	450,468

Other	66,449	(27,662)	13,148

Ending balance	$6,709,245	$6,871,375	$7,717,489

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses and recorded investment for the three segments of financing receivables is as follows:

	As of and for the six months ended March 25, 2011
	(Unaudited)
	Direct Consumer	Consumer Sales Finance	Auto Sales Finance	Total
Allowance for credit losses

Beginning balance	$2,215,745	$2,418,333	$2,237,297	$6,871,375

Provisions for credit losses	461,814	1,839,145	1,292,328	3,593,287

Charge-offs	(2,013,831)	(1,722,014)	(1,215,898)	(4,951,743)

Recoveries - non-file insurance	731,656	-	-	731,656

Recoveries - other	398,221	-	-	398,221

Other	60,461	-	5,988	66,449

Ending balance	$1,854,066	$2,535,464	$2,319,715	$6,709,245

Financing receivables, net

Ending balance:

Collectively evaluated for impairment	$12,346,007	$7,753,396	$17,441,459	$37,540,862

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

The table below illustrates the net carrying amount of loans by credit quality indicator at March 25, 2011:

	Performing	Non-performing	Total

Direct consumer	$9,781,775	$2,564,232	$12,346,007
Consumer sales finance	5,774,356	1,979,040	7,753,396
Auto sales finance	13,194,395	4,247,064	17,441,459
	$28,750,526	$8,790,336	$37,540,862

The table below provides an aging analysis of past due loans and non-accrual loans by segment at March 25, 2011. Amounts are show at gross loan balance:

	As of March 25, 2011
	31 - 90 days	Over 90 days	Total	Non-accrual	Current	Total loans

Direct consumer	$2,240,712	$2,564,232	$4,804,944	$2,564,232	$9,237,366	$14,042,310
Consumer sales finance	1,684,489	1,979,040	3,663,529	1,979,040	6,199,842	9,863,371
Auto sales finance	908,041	1,695,377	2,603,418	1,695,377	17,586,876	20,190,294
	$4,833,242	$6,238,649	$11,071,891	$6,238,649	$33,024,084	$44,095,975

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 25, 2011	September 25, 2010
	(Unaudited)

Used automobiles	$578,384	$622,296
Home furnishings and electronics	545,029	579,657
Total inventory	$1,123,413	$1,201,953

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 25, 2011	September 25, 2010
	(Unaudited)
Accounts payable	$76,975	$242,878
Insurance payable, loan related	286,236	369,753
Accrued payroll	366,969	367,218
Accrued payroll taxes	37,016	28,007
Sales tax payable	534,712	670,021
Other liabilities	173,487	157,157

Total accounts payable and other accrued liabilities	$1,475,395	$1,835,034

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	March 25, 2011	September 25, 2010
	(Unaudited)

Senior debt: due to banks and commercial finance companies, collateralized by inventory and finance receivables, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2011. The carrying values of the collateral at March 25, 2011 and September 25, 2010 were $1,953,192 and $164,625, respectively.	$598,362	$164,625

Total senior debt	598,362	164,625

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.0% to 8.7%, due at various dates through 2014.	19,249,019	22,490,296

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 5.0% to 8.7%, due at various dates through 2014.	54,537,722	48,736,402

Total subordinated debentures	73,786,741	71,226,698

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	230,832	303,746

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	3,196,834	2,871,167

Total demand notes	3,427,666	3,174,913

Total debt	$77,812,769	$74,566,236

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

Martin Family Group, L.L.L.P. owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. A shareholder and director of the Company and his two siblings are limited partners of Martin Family Group, L.L.L.P. A former Company shareholder is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, L.L.L.P. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C. leases, and then subleases to the Company, another 34 branch office locations, one auto finance collection office and one used car lot for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A former Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease, L.L.C. Total rents paid were $795,925 and $1,040,101 for the six months and $387,979 and $636,364 for the three months ended March 25, 2011 and 2010, respectively, and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s majority shareholder and President, a shareholder and director of the Company and that shareholder’s two siblings, pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $628,550 and $761,558 for the six months and $252,572 and $307,232 for the three months ended March 25, 2011 and 2010, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $362,492 and $958,009 for the six months and $183,916 and $396,089 for the three months ended March 25, 2011 and 2010, respectively.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2011	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited )

Net revenues (loss) before retail sales	$2,569	$(1,264)	$1,305

Gross margin on retail sales	784	753	1,537

Segment operating expenses	(8,826)	(1,415)	(10,241)
Segment operating loss	$(5,473)	$(1,926)	$(7,399)

March 25, 2011
In Thousands
Assets
Total segment assets	$19,954	$16,237	$36,191

Cash and cash equivalents at corporate level			732
Other receivables at corporate level			441
Property and equipment, net at corporate level			781
Other assets at corporate level			457

Consolidated Assets			$38,602

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Six months ended March 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited )

Net revenues (loss) before retail sales	$5,351	$(300)	$5,051

Gross margin on retail sales	1,478	858	2,336

Operating expenses	(10,750)	(1,613)	(12,363)
Segment operating loss	$(3,921)	$(1,055)	$(4,976)

March 25, 2010
In Thousands
Assets:
Total assets for reportable segments	$26,152	$22,726	$48,878

Cash and cash equivalents at corporate level			(464)
Other receivables at corporate level			588
Property and equipment, net at corporate level			898
Other assets at corporate level			1,091

Consolidated Assets			$50,991

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2011	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited )

Net revenues (loss) before retail sales	$1,516	$(536)	$980

Gross margin on retail sales	276	465	741

Segment operating expenses	(4,335)	(754)	(5,089)
Segment operating loss	$(2,543)	$(825)	$(3,368)

March 25, 2011
In Thousands
Assets
Total segment assets	$19,954	$16,237	$36,191

Cash and cash equivalents at corporate level			732
Other receivables at corporate level			441
Property and equipment, net at corporate level			781
Other assets at corporate level			457

Consolidated Assets			$38,602

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended March 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments
In Thousands		(Unaudited )

Net revenues (loss) before retail sales	$3,859	$(228)	$3,631

Gross margin on retail sales	462	547	1,009

Segment operating expenses	(5,115)	(739)	(5,854)
Segment operating loss	$(794)	$(420)	$(1,214)

March 25, 2010
In Thousands

Assets
Total segment assets	$26,152	$22,726	$48,878

Cash and cash equivalents at corporate level			(464)
Other receivables at corporate level			588
Property and equipment, net at corporate level			898
Other assets at corporate level			1,091

Consolidated Assets			$50,991

NOTE 13 – SUBSEQUENT EVENTS

Between March 26, 2011 and April 25, 2011, the Company sold $1.1 million of debentures and $0.3 million of demand notes. For the same period the Company redeemed $0.9 million of debentures and $0.2 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, our financial condition and our growth strategies. Although we believe that the expectation reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2010. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, consolidated financial condition and consolidated results of operations and consolidated cash flows. When considering forward-looking statements, you should keep these risks in mind. These forward-looking statements are made as of the date of this filing. You should not place undo reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report to reflect future events or developments.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other consolidated financial data included elsewhere in this report. See also the notes to our consolidated financial statements, Selected Consolidated Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the fiscal year ended September 25, 2010.

Overview

We extend consumer finance loans and provide other financial products and services through our branch offices in Georgia, Alabama, Louisiana and Florida. We sell retail merchandise, principally furniture, appliances and electronics, at certain of our branch office locations and operate two used automobile dealerships in the State of Georgia. We also offer insurance products, prepaid phone services and automobile club memberships to our loan customers.

We fund our consumer loan demand through a combination of cash collections from our consumer loans, proceeds raised from the issuance of debentures and demand notes and loans from various banks and other financial institutions. Our consumer loan business consists of extending, purchasing and servicing direct consumer loans, consumer sales finance contracts and motor vehicle installment sales contracts. Direct consumer loans generally serve individuals with limited access to other sources of consumer credit, such as banks, savings and loans, other consumer finance businesses and credit cards. Direct consumer loans are general loans made typically to people who need money for some unusual or unforeseen expense, for the purpose of paying off an accumulation of small debts or for the purchase of furniture and appliances. The following table sets forth certain information about the components of our finance receivables for the periods presented:

Description of Loans and Contracts

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2011	2010	2011	2010
Direct Consumer Loans:
Number of Loans Made to New Borrowers	4,385	4,978	11,681	12,883
Number of Loans Made to Former Borrowers	9,998	14,026	22,433	29,544
Number of Loans Made to Existing Borrowers	8,378	11,653	17,989	24,522
Total Number of Loans Made	22,761	30,657	52,103	66,949
Total Volume of Loans Made	$7,953,392	$8,595,145	$16,837,485	$20,719,869
Average Size of Loans Made	$349	$280	$323	$309
Number of Loans Outstanding	32,638	43,805	32,638	43,805
Total of Loans Outstanding	$14,042,310	$17,940,537	$14,042,310	$17,940,537
Percent of Loans Outstanding	31.84%	29.66%	31.84%	29.66%
Average Balance on Outstanding Loans	$430	$410	$430	$410

Auto Sales Finance Contracts:

Total Number of Contracts Made	126	151	212	251
Total Volume of Contracts Made	$2,089,655	$2,478,175	$3,532,601	$4,214,366
Average Size of Contracts Made	$16,585	$16,412	$16,663	$16,790
Number of Contracts Outstanding	2,131	2,635	2,131	2,635
Total of Contracts Outstanding	$20,190,294	$27,544,879	$20,190,294	$27,544,879
Percent of Total Loans and Contracts	45.79%	45.54%	45.79%	45.54%
Average Balance on Outstanding Contracts	$9,475	$10,453	$9,475	$10,453

Consumer Sales Finance Contracts:

Number of Contracts Made to New Customers	261	319	767	1008
Number of Loans Made to Former Customers	1	8	5	23
Number of Loans Made to Existing Customers	474	555	1,343	1,676
Total Contracts Made	736	882	2,115	2,707
Total Volume of Contracts Made	$2,021,727	$2,539,948	$5,822,559	$8,448,055
Number of Contracts Outstanding	4,850	6,726	4,850	6,726
Total of Contracts Outstanding	$9,863,371	$15,003,653	$9,863,371	$15,003,653
Percent of Total Loans and Contracts	22.37%	24.80%	22.37%	24.80%
Average Balance of Outstanding Contracts	$2,034	$2,231	$2,034	$2,231

Below is a table showing our total gross outstanding finance receivables:

	As of March 25,
	2011	2010
Total Finance Receivables Outstanding (gross):

Direct Consumer Loans	$14,042,310	$17,940,537
Consumer Sales Finance	9,863,371	15,003,653
Auto Sales Finance	20,190,294	27,544,879

Total Gross Outstanding	$44,095,975	$60,489,069

Below is a roll-forward of the balance of each category of our outstanding finance receivables. Loans originated reflect the gross amount of loans extended or purchased during the period presented inclusive of pre-computed interest, fees and insurance premiums. Collections represent cash receipts in the form of repayments made on our loans as reflected in our Consolidated Statements of Cash Flows. Refinancings represent the amount of the pay off of loans refinanced. Charge-offs represent the gross amount of loans charged off as uncollectible. Rebates/other adjustments primarily represent reductions to gross loan amounts of precomputed interest and insurance premiums resulting from loans refinanced and other loans paid off before maturity.

	For the Three Months Ended March 25,		For the Six Months Ended March 25,
	2011	2010	2011	2010
Direct Consumer Loans:
Balance - beginning	$15,080,718	$21,145,450	$14,790,670	$20,098,661
Finance receivables originated	7,953,392	8,595,145	16,837,485	20,719,869
Collections	(6,124,129)	(8,407,076)	(11,807,047)	(16,408,776)
Refinancings	(1,861,497)	(2,111,506)	(3,713,534)	(4,867,836)
Charge offs, gross	(983,211)	(1,297,429)	(2,013,831)	(2,889,889)
Rebates / other adjustments	(22,963)	15,953	(51,433)	1,288,508

Balance - ending	$14,042,310	$17,940,537	$14,042,310	$17,940,537

Consumer Sales Finance Contracts:
Balance - beginning	$11,792,000	$16,024,957	$12,192,962	$16,663,172
Finance receivables originated	2,021,727	2,539,948	5,822,559	8,448,055
Collections	(2,059,954)	(1,944,349)	(3,466,952)	(3,865,788)
Refinancings	(820,012)	(860,241)	(2,289,252)	(2,817,673)
Charge offs, gross	(768,972)	(575,016)	(1,722,014)	(1,312,366)
Rebates / other adjustments	(301,418)	(181,646)	(673,932)	(2,111,747)

Balance - ending	$9,863,371	$15,003,653	$9,863,371	$15,003,653

Auto Sales Finance Contracts:
Balance - beginning	$21,034,417	$28,359,756	$22,584,170	$30,151,923
Finance receivables originated	2,089,655	2,478,175	3,532,601	4,214,366
Collections	(2,257,237)	(2,682,331)	(4,456,561)	(5,373,225)
Charge offs, gross	(488,789)	(361,677)	(1,215,898)	(758,909)
Rebates / other adjustments	(187,752)	(249,044)	(254,018)	(689,276)

Balance - ending	$20,190,294	$27,544,879	$20,190,294	$27,544,879

Total:
Balance - beginning	$47,907,135	$65,530,163	$49,567,802	$66,913,756
Loans originated	12,064,774	13,613,268	26,192,645	33,382,290
Collections	(10,441,320)	(13,033,756)	(19,730,560)	(25,647,789)
Refinancings	(2,681,509)	(2,971,747)	(6,002,786)	(7,685,509)
Charge offs, gross	(2,240,972)	(2,234,122)	(4,951,743)	(4,961,164)
Rebates / other adjustments	(512,133)	(414,737)	(979,383)	(1,512,515)

Balance - ending	$44,095,975	$60,489,069	$44,095,975	$60,489,069

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Six Months Ended March 25,
	2011	2010
Finance Receivables Originated:
Direct consumer	$16,837,485	$20,719,869
Consumer sales finance	5,822,559	8,448,055
Auto sales finance	3,532,601	4,214,366

Total gross finance receivables originated	26,192,645	33,382,290
Non-cash items included in gross finance receivables*	(7,485,247)	(9,746,875)

Finance receivables originated per statement of cash flows	$18,707,398	$23,635,415

Finance Receivables Repaid:
Collections
Direct consumer	$11,807,047	$16,408,776
Consumer sales finance	3,466,952	3,865,788
Auto sales finance	4,456,561	5,373,225

Finance receivables repaid per statement of cash flows	$19,730,560	$25,647,789

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

The decrease in the net interest margin (before provision for credit losses) for the six months ended March 25, 2011 was primarily a result of two factors. First, our outstanding finance receivables have decreased significantly due to our liquidity issues which have caused us to tighten our lending guidelines. We significantly decreased our originations of loans in all three segments of our portfolio as compared to the same period last year resulting in lower interest and fee income. Next, interest expense on our outstanding debt has remained near constant over the two six-month periods ended March 25, 2011 and 2010.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended March 25,		As of, or for, the Six Months Ended March 25,
	2011	2010	2011	2010
Average net finance receivables (1)	$38,456,879	$52,916,633	$40,063,271	$54,491,490
Average notes payable (2)	$77,279,217	$75,443,785	$76,533,261	$76,138,724

Interest income	$1,659,791	$2,320,807	$3,375,916	$4,640,240
Loan fee income, excluding delinquency fees	556,967	766,085	1,302,111	1,751,324

Total interest and fee income	2,216,758	3,086,892	4,678,027	6,391,564

Interest expense	1,747,083	1,768,630	3,507,102	3,578,601

Net interest and fee income before provision for credit losses	$469,675	$1,318,262	$1,170,925	$2,812,963

Average interest rate earned (annualized)	23.1%	23.3%	23.4%	23.5%
Average interest rate paid (annualized)	9.0%	9.4%	9.2%	9.4%

Net interest rate spread (annualized)	14.0%	14.0%	14.2%	14.1%
Net interest margin (annualized) (3)	4.9%	10.0%	5.8%	10.3%

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

The following table shows these ratios of charge-offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge-offs are shown at gross amounts as presented in the receivable roll-forward on page 24. Recoveries represent receipts from non-file insurance claims and cash and bankruptcy recoveries. The benchmark charge-off ratio is calculated using a rolling average of data from the previous 12 months as shown below.

	As of, or for the 12 Months Ended March 25,
	2011	2010
Direct Consumer Loans

Ending net finance receivables	$12,346,007	$16,024,850
Average net finance receivables(1)	$13,462,638	$19,484,922

Charge-offs, gross(3)	$4,691,679	$6,905,833
Recoveries (2)	(2,485,408)	(2,323,105)

Charge-offs, net of recoveries	$2,206,271	$4,582,728

% of net charge offs to average net receivables
12 month trend	16.4%	23.5%
Actual allowance %	15.0%	23.5%
Actual allowance	$1,854,066	$3,765,840

Consumer Sales Finance Contracts:

Ending net finance receivables	$7,753,396	$11,505,478
Average net finance receivables(1)	$9,601,777	$11,952,975

Charge-offs, gross	$2,928,773	$2,418,431

% of net charge offs to average net receivables
12 month trend	30.5%	20.2%
Actual allowance %	32.7%	20.2%
Actual allowance	$2,535,464	$2,324,107

Auto Sales Finance Contracts:

Ending net finance receivables	$17,441,459	$23,240,908
Average outstanding finance receivables(1)	$19,661,982	$24,322,984

Charge-offs, gross(3)	$2,620,223	$1,895,436

% of net charge offs to average net receivables
12 month trend	13.3%	7.8%
Actual allowance %	13.3%	7.0%
Actual allowance	$2,319,715	$1,627,543

	As of, or for the 12 Months Ended March 25,
	2011	2010
Total Receivables:

Ending net finance receivables	$37,540,862	$50,771,236
Average outstanding finance receivables(1)	$42,726,398	$55,760,881

Charge-offs, gross(3)	$10,240,675	$11,219,700
Recoveries (2)	(2,485,408)	(2,323,105)

Charge-offs, net of recoveries	$7,755,267	$8,896,595

% of net charge offs to average net receivables
12 month trend	18.2%	16.0%
Actual allowance %	17.9%	15.2%
Actual allowance	$6,709,245	$7,717,489

(1)	Average net outstanding finance receivables are computed using the monthly balances net of unearned interest/fees, unearned insurance commissions and unearned discounts.
(2)	Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries.
(3)	Includes write downs incurred on the transfer of loans to loans held for sale.

From December 25, 2010 to March 25, 2011, we noted improvement in the amount and percentage of delinquency to outstanding loans in the direct consumer segment of our loan portfolio. The amount of net charge-offs over the past 12 months had also decreased. However, in the consumer sales finance segment, while the amount of delinquency decreased, the percentage of delinquency to outstanding loans increased, as did the charge-offs for the past 12 months. In the auto segment, while delinquencies of active loans worsened, total amounts of loans in the legal or repossession process decreased as we continue to work with our customers in lieu of the repossession/legal process. We also performed additional analysis on the auto portfolio by applying loss rates to the various aging categories in both the active and legal account groups. This analysis provided substantiation of the benchmark percentage in the auto segment. After consideration of the benchmark percentages, delinquency, additional analysis discussed above, and other relevant factors, we adjusted the allowance percentage from the 12 month trend in each segment as follows: for net outstanding direct consumer loans, a decrease of 140 basis points to 15.0%; for net outstanding consumer sales finance contracts, an increase of 220 basis points to 32.7%; and for net outstanding auto sales finance contracts, no change at 13.3%, in each case as a percentage of the ending balance at March 25, 2011. The allowance for credit losses was $6.7 million (17.9% of the net outstanding finance receivables) at March 25, 2011 and $7.7 million (15.2%) at March 25, 2010.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Below is certain information relating to the delinquency status of each category of our receivables as of March 25, 2011 and 2010:

	As of March 25, 2011
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$14,042,310	$9,863,371	$20,190,294	$44,095,975
Loans and Contracts greater than 180 days past due	$1,487,345	$1,190,460	$998,552	$3,676,357
Percentage of Outstanding	10.6%	12.1%	4.9%	8.3%
Loans and Contracts greater than 90 days past due	$2,564,232	$1,979,040	$1,695,377	$6,238,649
Percentage of Outstanding	18.3%	20.1%	8.4%	14.1%
Loans and Contracts greater than 60 days past due	$3,021,430	$2,360,822	$2,050,844	$7,433,096
Percentage of Outstanding	21.5%	23.9%	10.2%	16.9%

	As of March 25, 2010
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$17,940,537	$15,003,653	$27,544,879	$60,489,069
Loans and Contracts greater than 180 days past due	$2,369,243	$1,386,748	$0	$3,755,991
Percentage of Outstanding	13.2%	9.2%	0.0%	6.2%
Loans and Contracts greater than 90 days past due	$3,692,569	$1,912,077	$845,019	$6,449,665
Percentage of Outstanding	20.6%	12.7%	3.1%	10.7%
Loans and Contracts greater than 60 days past due	$4,123,191	$2,203,459	$1,118,278	$7,444,928
Percentage of Outstanding	23.0%	14.7%	4.1%	12.3%

* Auto Sales Finance Contracts aging categories exclude accounts in legal or repossession process in the amounts of $2,551,687 at March 25, 2011 and $5,226,484 at March 25, 2010.

Results of Operations

Comparison of Six Months Ended March 25, 2011 and 2010

Net Revenues

Net revenues were $2.8 million and $7.4 million for the six months ended March 25, 2011 and 2010, respectively. We have experienced significant liquidity issues over the past two years due to significant loan and operating losses and the lack of net sales in our debt offerings. Because of this and the current economic environment, to preserve cash, we implemented tighter risk management controls in fiscal year 2009, which continued through March 25, 2011, resulting in fewer loans being extended. Gross loan originations decreased $7.2 million (22%) in the first six months of this fiscal year compared to the same period last year, and we experienced decreases in interest and fee income and other ancillary product income from the prior year as a result. Provision for credit losses was also $1.3 million higher during this period compared to last year (discussed below). Retail sales and the associated gross margin on these sales were also down from prior year levels.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.2 million and $2.8 million for the six months ended March 25, 2011 and 2010, respectively. Gross interest and fee income decreased $1.7 million to $4.7 million from $6.4 million. This was a result of an approximate 22% overall decrease in finance receivables originated, as mentioned above. We are exploring options to raise capital that will allow us to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be lower than comparable periods last year until we can sell sufficient amounts of our debt offerings or secure other capital resources. Interest expense was $3.5 million and $3.6 million for the six-month periods ended March 25, 2011 and 2010, respectively.

Provision for Credit Losses

Provision for credit losses was $3.6 million and $2.3 million for the six months ended March 25, 2011 and 2010, respectively. Net finance receivables charged off increased approximately $0.3 million compared to the previous 12 month period. Our consumer sales finance and automotive segments are experiencing higher charge-offs than historical levels as these customers continue to be impacted by the struggling economy in the markets in which we operate. Our analysis of the allowance for credit losses at March 25, 2011 supported additional provisions based on adjustments to the benchmark percentages compared to December 25, 2010 and other relevant factors. Also, during the six months ended March 25, 2010, net charge-offs decreased, which resulted in lower benchmark percentages used in determining the allowance for credit losses and corresponding provision for credit losses than at March 25, 2011. The allowance was $6.7 million or 17.9% of net outstanding finance receivables at March 25, 2011 compared to $7.7 million or 15.2% at March 25, 2010. We expect our net charge-offs and provisions for credit losses to stabilize through the remainder of fiscal year 2011.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.6 million, to $2.9 million from $3.5 million for the six months ended March 25, 2011 and 2010, respectively. As mentioned above, the significant decrease in volume of finance receivables originated during this six-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees. was down $0.2 million to last year. We expect this to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $1.5 million and $2.3 million for the six months ended March 25, 2011 and 2010, respectively. Margins in the consumer segment in the first half of fiscal year 2011 were down $0.7 million from the same period last year while margins in the automotive segment were down $0.1 million. Sales in the consumer segment were approximately $1.3 million lower than last year while vehicle sales were down approximately $0.4 million. Weak demand for consumer goods continues to impact our sales and margins. We do not expect a significant increase in retail sales in the near term.

Operating Expenses

Operating expenses were $10.2 million and $12.4 million for the six months ended March 25, 2011 and 2010, respectively. Personnel expenses were approximately $1.5 million lower than the previous year and facilities expense were $0.1 million lower as we realized the cost savings of the branch consolidations and other cutbacks implemented during fiscal year 2010. General and administrative expenses were down $0.2 million due to decreases in general office-related costs. Other operating expenses were down $0.2 million due primarily to the reduction of travel-related expenses. We continue to closely monitor expenses and plan to reduce spending wherever possible.

Comparison of Three Months Ended March 25, 2011 and 2010

Net Revenues

Net revenues were $1.7 million and $4.6 million for the three months ended March 25, 2011 and 2010, respectively. As discussed above, we have experienced significant liquidity issues over the past two years due to significant loan and operating losses and the lack of net sales in our debt offerings. Because of this and the current economic environment, to preserve cash, we implemented tighter risk management controls in fiscal year 2009, which continued through March 25, 2011, resulting in fewer loans being made. Gross loan originations decreased $1.5 million (11%) in the three months ended March 25, 2011 compared to the same period last year, and we experienced decreases in interest and fee income from the prior year as a result. We also realized a $1.7 million increase in the provision for credit losses (discussed below). Retail sales and the associated gross margin on these sales were also down from prior year levels.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $0.5 million and $1.3 million for the three months ended March 25, 2011 and 2010, respectively. During the second quarter of fiscal year 2011, gross interest and fee income decreased $0.9 million compared to the second quarter of fiscal year 2010 due to a decrease in gross finance receivable originations of approximately $1.5 million (11%). We are exploring options to raise capital that will allow us to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be down compared to previous periods until we can sell sufficient amounts of our debt offerings or secure other capital resources. Interest expense was $1.7 million and $1.8 million for the three-month periods ended March 25, 2011 and 2010, respectively.

Reduction in Reserve (Provision) for Credit Losses

The provision for credit losses was $1.2 million and the reduction in reserve for credit losses was $0.5 million for three months ended March 25, 2011 and 2010, respectively. Net finance receivables charged off were approximately $0.2 million higher than the previous year. However, reductions were made to the allowance for credit losses as of March 25, 2010 based on our charge-off analysis and other relevant factors. The allowance was $6.7 million or 17.9% of net outstanding finance receivables at March 25, 2011 compared to $7.7 million or 15.2% at March 25, 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships was $1.3 million for the three months ended March 25, 2011 and 2010. Although the volume of loans originated decreased during this three-month period compared to last year, the average size of loans increased, allowing us to offer additional insurance products connected with our lending and resulting in commissions on these products being the same as the prior year. Other income, including delinquency fees, was approximately $0.1 million lower than last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $0.6 million and $1.0 million for the three months ended March 25, 2011 and 2010, respectively. Sales in the automotive segment for the three-month period in 2011 were down compared to the same period last year by $0.2 million while margins decreased $0.1 million. Sales and margins in the consumer segment were down by $0.4 million and $0.2 million in the second fiscal quarter of 2011 compared to last year. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2011 will likely be down compared to comparable periods last year.

Operating Expenses

Operating expenses were $5.1 million and $5.9 million for the three months ended March 25, 2011 and 2010, respectively. Personnel expenses were $0.6 million lower than last year and facilities expense was $0.1 million lower than last year as we realized the cost savings of the branch consolidations and other cutbacks implemented during fiscal year 2010. General and administrative expense was $0.1 million lower than last year due to decreases in general office-related costs. Other operating expenses were slightly lower than the previous year. We continue to closely monitor expenses and plan to reduce spending wherever possible.

Liquidity and Capital Resources

General

Liquidity is our ability to meet short-term financial obligations whether through collection of receivables, sales of debentures and demand notes or by generating additional funds through sales of assets to our competitors (such as our finance receivables or vehicle inventory). Continued liquidity is, therefore, largely dependent on the collection of our receivables and the sale of debt securities that meet the investment requirements of the public. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. We believe the cash flow from finance receivables repaid coupled with sales of the debentures and demand notes will be sufficient to cover our liquidity needs and cash flow requirements during 2011. However, there can be no assurances that we will sell any debentures or demand notes or that our other actions to generate cash flow will be successful.

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

However, as indicated in the notes to the accompanying unaudited consolidated financial statements included in this report, we have experienced significant liquidity issues due to the lack of net sales in our debt offerings during the fiscal year ended September 25, 2009 and continuing through the six months ended March 25, 2011. The recessionary economy has negatively impacted investor confidence and, on two occasions during the past two years, we temporarily suspended the offering of our debt securities to the public while we restated previously issued consolidated financial statements to correct errors detected in those statements. Due to this, to preserve cash, we tightened our risk management controls related to new loans resulting in a decrease in gross loan originations of $7.2 million for the six months ended March 25, 2011 compared to the same period in the prior year, and we (1) received gross proceeds of $8.1 million from the sale of debentures, (2) paid $5.6 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.3 million in net sales of demand notes. Also, for the six months ended March 25, 2011 and the year ended September 25, 2010, respectively, we have incurred net losses of $7.5 million and $12.1 million, incurred negative cash flows from operating activities of $3.6 million and $4.4 million and had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $2.4 million and $0.9 million and, as of March 25, 2011 and September 25, 2010, had a shareholders’ deficit of $53.4 million and $45.9 million, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents were $2.7 million at March 25, 2011, an increase of $1.5 million from $1.2 million at March 25, 2010. During the six months ended March 25, 2011, cash and cash equivalents increased $0.5 million. We had $3.2 million of net cash provided by financing activities, as proceeds from the sale of our variable rate subordinated debentures exceeded repayments of debentures by $2.6 million, had proceeds from senior debt and demand notes of $0.7 million, and finance receivables repaid exceeded finance receivables originated by $1.0 million, but operating activities used

$3.6 million in cash during the six-month period. Cash and cash equivalents decreased $1.7 million during the six months ended March 25, 2010 primarily as a result of a $2.8 million of net cash used in financing activities. We redeemed approximately $7.6 million of debentures while the proceeds from the sale of debentures were $4.7 million. Net cash was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $2.0 million. The cash required to fund redemption of debentures caused us to tighten our risk management on lending and focus more on collection of finance receivables.

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

During the six months ended March 25, 2011, we (1) received gross proceeds of $8.1 million from the sale of debentures, (2) paid $5.6 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received $0.3 million in net sales of demand notes. As of March 25, 2011, we had $73.8 million of debentures and $3.4 million of demand notes outstanding, compared to $71.2 million of debentures and $3.2 million of demand notes outstanding as of September 25, 2010.

Subsequent Events

Between March 26, 2011 and April 25, 2011, we sold $1.1 million of debentures and $0.3 million of demand notes. For the same period we redeemed $0.9 million of debentures and $0.2 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 25, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended March 25, 2011 requiring disclosure under item 103 of Regulation S-K.

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

THE MONEY TREE INC.

May 9, 2011	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

May 9, 2011	/s/ Steven P, Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)