Form 10-Q
period 2011-06-25
Money Tree, Inc.
filed 2011-08-09
CIK 1309126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 25, 2011
Class A, Voting	2,686 Shares
Class B, Non-Voting	26,860 Shares

THE MONEY TREE INC.

FORM 10-Q

June 25, 2011

The Money Tree Inc. and Subsidiaries

Consolidated Balance Sheets

	June 25, 2011	September 25, 2010

	(Unaudited)
Assets

Cash and cash equivalents	$760,883	$2,115,538
Finance receivables, net	29,022,723	35,448,066
Other receivables	317,951	492,696
Inventory	1,268,791	1,201,953
Property and equipment, net	2,985,206	3,369,242
Other assets	503,635	598,286

Total assets	$34,859,189	$43,225,781

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable and other accrued liabilities	$1,492,784	$1,835,034
Accrued interest payable	12,884,134	12,733,503
Senior debt	499,978	164,625
Variable rate subordinated debentures	74,575,722	71,226,698
Demand notes	3,202,392	3,174,913

Total liabilities	92,655,010	89,134,773

Commitments and contingencies (see Note 10)

Shareholders’ deficit
Common stock:
Class A voting, no par value; 500,000 shares authorized, 2,686 shares issued and outstanding	1,677,647	1,677,647
Class B non-voting, no par value; 1,500,000 shares authorized, 26,860 shares issued and outstanding	-	-
Accumulated deficit	(59,473,468)	(47,586,639)

Total shareholders’ deficit	(57,795,821)	(45,908,992)

Total liabilities and shareholders’ deficit	$34,859,189	$43,225,781

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 25,		Nine months ended June 25,
	2011	2010	2011	2010

	(Unaudited)		(Unaudited)

Interest and fee income	$2,382,959	$2,845,052	$7,060,986	$9,236,616
Interest expense	(1,874,464)	(1,687,079)	(5,381,565)	(5,265,680)

Net interest and fee income before provision for credit losses	508,495	1,157,973	1,679,421	3,970,936
Provision for credit losses	(2,367,247)	(703,524)	(5,960,534)	(2,993,497)

Net revenue (loss) from interest and fees after provision for credit losses	(1,858,752)	454,449	(4,281,113)	977,439
Insurance commissions	885,442	1,146,861	3,205,784	3,916,997
Commissions from motor club memberships from company owned by related parties	340,602	279,907	969,152	1,041,465
Delinquency fees	324,017	288,452	1,001,293	1,020,557
Other income	36,863	78,665	138,572	342,600

Net revenue (loss) before retail sales	(271,828)	2,248,334	1,033,688	7,299,058

Retail sales	1,805,277	1,810,228	6,182,004	7,927,868
Cost of sales	(1,145,141)	(1,114,053)	(3,985,000)	(4,895,239)

Gross margin on retail sales	660,136	696,175	2,197,004	3,032,629

Net revenues	388,308	2,944,509	3,230,692	10,331,687

Operating expenses
Personnel expense	(2,741,662)	(2,872,421)	(8,386,504)	(10,017,032)
Facilities expense	(862,746)	(903,500)	(2,721,757)	(2,896,650)
General and administrative expenses	(464,491)	(543,047)	(1,529,321)	(1,806,969)
Other operating expenses	(700,275)	(969,300)	(2,372,563)	(2,930,410)

Total operating expenses	(4,769,174)	(5,288,268)	(15,010,145)	(17,651,061)

Net operating loss	(4,380,866)	(2,343,759)	(11,779,453)	(7,319,374)
Gain (loss) on sale/disposal of property and equipment	(32,277)	4,909	(107,376)	19,051

Loss before income tax expense	(4,413,143)	(2,338,850)	(11,886,829)	(7,300,323)
Income tax expense	-	-	-	-

Net loss	$(4,413,143)	$(2,338,850)	$(11,886,829)	$(7,300,323)

Net loss per common share, basic and diluted	$(149.37)	$(79.16)	$(402.32)	$(247.08)

Weighted average shares outstanding	29,546	29,546	29,546	29,546

The Money Tree Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended June 25,	2011	2010

	(Unaudited)
Cash flows from operating activities
Net loss	$(11,886,829)	$(7,300,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	5,960,534	2,993,497
Depreciation	514,017	572,490
Amortization	-	254
Loss (gain) on sale/disposal of property and equipment	107,376	(19,051)
Change in assets and liabilities:
Other receivables	174,745	252,360
Inventory	(66,838)	1,194,635
Other assets	94,651	1,180,171
Accounts payable and other accrued liabilities	(342,250)	(397,950)
Accrued interest payable	150,631	(4,837)

Net cash used in operating activities	(5,293,963)	(1,528,754)

Cash flows from investing activities
Finance receivables originated	(27,864,070)	(32,526,417)
Finance receivables repaid	28,328,879	37,133,090
Purchase of property and equipment	(250,782)	(123,944)
Proceeds from sale of property and equipment	13,425	100,631

Net cash provided by investing activities	227,452	4,583,360

Cash flows from financing activities
Net proceeds on:
Senior debt	335,353	121,220
Demand notes	27,479	45,720
Proceeds-variable rate subordinated debentures	11,064,164	4,693,866
Repayments-variable rate subordinated debentures	(7,715,140)	(9,477,149)

Net cash provided by (used in) financing activities	3,711,856	(4,616,343)

Net change in cash and cash equivalents	(1,354,655)	(1,561,737)

Cash and cash equivalents, beginning of period	2,115,538	2,921,777

Cash and cash equivalents, end of period	$760,883	$1,360,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$5,169,578	$5,209,161

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

The consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with GAAP for the interim periods reported. The results of operations for the three and nine months ended June 25, 2011 and 2010 are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the method of presentation used in fiscal year 2011.

NOTE 2 – NATURE OF BUSINESS

The business of The Money Tree Inc. and subsidiaries consists of: the operation of finance company offices in 90 locations throughout Georgia, Alabama, Louisiana and Florida; sales of merchandise (principally furniture, appliances, and electronics) at certain finance company locations; and the operation of two used automobile dealerships in Georgia. The Company also earns revenues from commissions on premiums written for certain insurance products, when requested by loan customers, as an agent for a non-affiliated insurance company. Revenues are also generated from commissions on the sales of automobile club memberships from a company owned by related parties and commissions from sales of prepaid telephone service.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company reflect continued pressure from an uncertain economy and the negative impact of the turmoil in the credit markets. The following table sets forth selected consolidated financial data for the nine months ended June 25, 2011 and 2010 and the fiscal year ended September 25, 2010:

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

	June 25, 2011	June 25, 2010	September 25, 2010

Net Loss	$11,886,829	$7,300,323	$12,134,947
Net interest margin surplus (deficiency)(1)	(4,281,113)	977,439	(851,341)
Negative cash flows from operations	5,293,963	1,528,754	4,441,133
Shareholders’ deficit	57,795,821	41,074,368	45,908,992

(1) Loss from net interest and fee income after provision for credit losses

We have experienced significant liquidity issues over the past two years due to significant loan and operating losses and the lack of net sales in our debt offerings. Because of our liquidity issues and the current economic environment, to preserve cash, we significantly reduced the volume of loans made and implemented tighter risk management controls on the loans extended beginning in fiscal year 2009, which continued through June 25, 2011.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF BUSINESS (CONTINUED)

The average term of direct consumer loans is less than seven months; therefore, if management anticipates having short-term cash flow problems, we could curtail the amount of funds we loan to our customers and focus on collections to increase cash flow. During the nine months ended June 25, 2011, the Company continued to tighten its risk management controls related to new loans, resulting in a decrease in loan originations of $4.7 million from the same period in the prior year. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, originate new loans and to ultimately attain successful operations. Management believes the cash flow from our operations coupled with sales of our variable rate subordinated debentures and subordinated demand notes will be sufficient to cover our liquidity needs and cash flow requirements during fiscal year 2011. However, there can be no assurances that the Company’s actions will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment to the FASB ASC clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We are currently evaluating what effect, if any, this guidance may have on our consolidated financial statements.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables consisted of the following:

	June 25, 2011	September 25, 2010

	(Unaudited)

Finance receivables, direct consumer	$14,975,957	$14,790,670
Finance receivables, consumer sales finance	8,565,814	12,192,962
Finance receivables, auto sales finance	18,912,209	22,584,170

Total gross finance receivables	42,453,980	49,567,802
Unearned insurance commissions	(1,328,395)	(1,662,796)
Unearned finance charges	(5,180,930)	(5,926,738)
Accrued interest receivable	298,575	341,173

Finance receivables, before allowance for credit losses	36,243,230	42,319,441
Allowance for credit losses	(7,220,507)	(6,871,375)

Finance receivables, net	$29,022,723	$35,448,066

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses is as follows:

	As of and for the nine months ended June 25, 2011	As of and for the year ended September 25, 2010	As of and for the nine months ended June 25, 2010

	(Unaudited)		(Unaudited)

Beginning balance	$6,871,375	$8,925,381	$8,925,381

Provisions for credit losses	5,960,534	5,682,584	2,993,497

Charge-offs
Direct consumer	(3,123,660)	(5,447,963)	(4,049,347)
Consumer sales finance	(2,441,470)	(2,519,125)	(2,036,727)
Auto sales finance	(1,811,584)	(1,942,229)	(1,002,473)
Write-downs incurred on the transfer of loans to loans held for sale	-	(528,157)	(187,378)
Recoveries - non-file insurance (direct consumer)	1,070,479	1,874,343	1,440,782
Recoveries - other	723,616	854,203	672,221

Other	(28,783)	(27,662)	(98,697)

Ending balance	$7,220,507	$6,871,375	$6,657,259

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

An analysis of the allowance for credit losses and recorded investment for the three segments of financing receivables is as follows:

	As of and for the nine months ended June 25, 2011

	(Unaudited)

	Direct Consumer	Consumer Sales Finance	Auto Sales Finance	Total

Allowance for credit losses

Beginning balance	$2,215,745	$2,418,333	$2,237,297	$6,871,375

Provisions for credit losses	1,256,641	2,307,570	2,396,323	5,960,534

Charge-offs	(3,123,660)	(2,441,470)	(1,811,584)	(7,376,714)

Recoveries - non-file insurance	1,070,479	-	-	1,070,479
Recoveries - other	723,616	-	-	723,616

Other	(35,962)	-	7,179	(28,783)

Ending balance	$2,106,859	$2,284,433	$2,829,215	$7,220,507

Financing receivables, net

Ending balance:
Collectively evaluated for impairment	$13,150,644	$6,738,742	$16,353,844	$36,243,230

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

The table below illustrates the net carrying amount of loans by credit quality indicator at June 25, 2011:

	Performing	Non-performing	Total

Direct consumer	$10,754,390	$2,396,254	$13,150,644
Consumer sales finance	5,141,363	1,597,379	6,738,742
Auto sales finance	12,277,833	4,076,011	16,353,844

	$28,173,586	$8,069,644	$36,243,230

Non-performing direct consumer and consumer sales finance receivables are classified as such due to being over 90 days contractually delinquent (non-accrual status), and earning of interest and fees has been suspended. Non-performing auto sales finance receivables include accounts that are in the non-accrual status and/or in the legal or repossession process.

The table below provides an aging analysis of past due loans and non-accrual loans by segment at June 25, 2011. Amounts are show at gross loan balance:

	As of June 25, 2011

	31 - 90 days	Over 90 days	Total	Non-accrual	Current	Total loans

Direct consumer	$4,116,773	$2,396,254	$6,513,027	$2,396,254	$8,462,930	$14,975,957
Consumer sales finance	1,855,606	1,597,379	3,452,985	1,597,379	5,112,829	8,565,814
Auto sales finance	2,196,113	1,469,403	3,665,516	1,469,403	15,246,693	18,912,209

	$8,168,492	$5,463,036	$13,631,528	$5,463,036	$28,822,452	$42,453,980

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 25, 2011	September 25, 2010

	(Unaudited)

Used automobiles	$737,251	$622,296
Home furnishings and electronics	531,540	579,657

Total inventory	$1,268,791	$1,201,953

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 25, 2011	September 25, 2010

	(Unaudited)

Accounts payable	$285,953	$242,878
Insurance payable, loan related	244,259	369,753
Accrued payroll	359,196	367,218
Accrued payroll taxes	28,119	28,007
Sales tax payable	458,105	670,021
Other liabilities	117,152	157,157

Total accounts payable and other accrued liabilities	$1,492,784	$1,835,034

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – DEBT

Debt consisted of the following:

	June 25, 2011	September 25, 2010

	(Unaudited)

Senior debt: due to banks and commercial finance companies, collateralized by inventory and finance receivables, and certain notes include personal guarantees of a shareholder, interest at prime plus 2%, due 2011. The carrying values of the collateral at June 25, 2011 and September 25, 2010 were $1,441,726 and $164,625, respectively.	$499,978	$164,625

Total senior debt	499,978	164,625

Variable rate subordinated debentures issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 4.0% to 8.7%, due at various dates through 2015.	18,096,585	22,490,296

Variable rate subordinated debentures issued by The Money Tree Inc.: due to individuals, unsecured, interest at 5.0% to 8.7%, due at various dates through 2015.	56,479,137	48,736,402

Total subordinated debentures	74,575,722	71,226,698

Demand notes issued by The Money Tree of Georgia Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	212,034	303,746

Demand notes issued by The Money Tree Inc.: due to individuals, unsecured, interest at 3.0% to 4.0%, due on demand.	2,990,358	2,871,167

Total demand notes	3,202,392	3,174,913

Total debt	$78,278,092	$74,566,236

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME TAXES

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate in providing for income taxes on a current year-to-date basis.

NOTE 9 - RELATED PARTY TRANSACTIONS

Martin Family Group, L.L.L.P. owns the real estate of thirteen branch offices, one used car lot, and the Company’s principal executive offices. A shareholder and director of the Company and his two siblings are limited partners of Martin Family Group, L.L.L.P. A former Company shareholder is the president of Martin Investments, Inc., which is the managing general partner of Martin Family Group, L.L.L.P. The Company has entered into lease agreements whereby rent is paid monthly for use of these locations. In addition, Martin Sublease, L.L.C. leases, and then subleases to the Company, another 34 branch office locations, one auto finance collection office and one used car lot for amounts greater than are paid in the underlying leases. This spread is generally to cover property operating cost or improvements made directly by these entities. In the opinion of management, rates paid for these are comparable to those obtained from third parties. A former Company shareholder is the president of Martin Investments, Inc., the company which ultimately controls Martin Sublease, L.L.C. Total rents paid were $1,172,539 and $1,485,573 for the nine months and $387,979 and $445,471 for the three months ended June 25, 2011 and 2010, respectively, and are included in operating expense in the accompanying unaudited consolidated statements of operations.

The Company receives commissions from sales of motor club memberships from an entity owned by the Company’s majority shareholder and President, a shareholder and director of the Company and that shareholder’s two siblings, pursuant to an Agency Sales Agreement. Commissions earned on the sale of these memberships were $969,152 and $1,041,465 for the nine months and $340,602 and $279,907 for the three months ended June 25, 2011 and 2010, respectively.

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

NOTE 11 – DISCRETIONARY BONUSES

From time to time, the Company pays discretionary bonuses to its employees. The amount of these bonuses charged to operating expenses was $580,157 and $1,137,529 for the nine months and $217,665 and $179,520 for the three months ended June 25, 2011 and 2010, respectively.

NOTE 12 – SEGMENT FINANCIAL INFORMATION

FASB ASC 280, “Segment Reporting,” requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two reportable segments: Consumer Finance and Sales and Automotive Finance and Sales.

Consumer finance and sales segment

This segment is comprised of the original core operations of the Company representing the small consumer loan business in the four states in which the Company operates. The 90 offices that make up this segment are similar in size and in the markets they serve. All, with a few exceptions, offer consumer goods for sale acting as an agent for another subsidiary of the Company, Home Furniture Mart Inc., which is aggregated in this segment since its sales are generated through these finance offices. This segment is structured with branch management reporting through a regional management level to an operational manager and ultimately to the chief operating decision maker.

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

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2011	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments

In Thousands		(Unaudited)

Net revenues (loss) before retail sales	$3,345	$(2,311)	$1,034

Gross margin on retail sales	1,083	1,114	2,197

Segment operating expenses	(12,944)	(2,066)	(15,010)

Segment operating loss	$(8,516)	$(3,263)	$(11,779)

June 25, 2011

In Thousands
Assets
Total segment assets	$18,789	$14,732	$33,521

Cash and cash equivalents at corporate level			(263)
Other receivables at corporate level			318
Property and equipment, net at corporate level			780
Other assets at corporate level			503

Consolidated Assets			$34,859

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Nine months ended June 25, 2010	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments

In Thousands	(Unaudited)

Net revenues (loss) before retail sales	$7,956	$(657)	$7,299

Gross margin on retail sales	1,765	1,268	3,033

Operating expenses	(15,409)	(2,242)	(17,651)

Segment operating loss	$(5,688)	$(1,631)	$(7,319)

June 25, 2010

In Thousands

Assets:
Total assets for reportable segments	$23,962	$21,288	$45,250

Cash and cash equivalents at corporate level			(269)
Other receivables at corporate level			464
Property and equipment, net at corporate level			839
Other assets at corporate level			651

Consolidated Assets			$46,935

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended June 25, 2011	Consumer Finance & Sales Division	Automotive Finance & Sales Division	Total Segments

In Thousands		(Unaudited)

Net revenues (loss) before retail sales	$775	$(1,047)	$(272)

Gross margin on retail sales	299	361	660

Segment operating expenses	(4,118)	(651)	(4,769)

Segment operating loss	$(3,044)	$(1,337)	$(4,381)

June 25, 2011

In Thousands
Assets
Total segment assets	$18,789	$14,732	$33,521

Cash and cash equivalents at corporate level			(263)
Other receivables at corporate level			318
Property and equipment, net at corporate level			780
Other assets at corporate level			503

Consolidated Assets			$34,859

The Money Tree Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – SEGMENT FINANCIAL INFORMATION (CONTINUED)

Three months ended	Consumer Finance	Automotive Finance	Total
June 25, 2010	& Sales Division	& Sales Division	Segments

In Thousands	(Unaudited)

Net revenues (loss) before retail sales	$2,605	$(357)	$2,248

Gross margin on retail sales	286	410	696

Segment operating expenses	(4,659)	(629)	(5,288)

Segment operating loss	$(1,768)	$(576)	$(2,344)

June 25, 2010

In Thousands
Assets
Total segment assets	$23,962	$21,288	$45,250

Cash and cash equivalents at corporate level			(269)
Other receivables at corporate level			464
Property and equipment, net at corporate level			839
Other assets at corporate level			651

Consolidated Assets			$46,935

NOTE 13 – SUBSEQUENT EVENTS

Between June 26, 2011 and July 25, 2011, the Company sold $0.9 million of debentures and $0.2 million of demand notes. For the same period the Company redeemed $0.8 million of debentures and $0.1 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

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

Description of Loans and Contracts

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2011	2010	2011	2010
Direct Consumer Loans:
Number of Loans Made to New Borrowers	6,349	4,578	18,030	17,461
Number of Loans Made to Former Borrowers	10,298	14,684	32,731	44,228
Number of Loans Made to Existing Borrowers	7,596	10,942	25,585	35,464
Total Number of Loans Made	24,243	30,204	76,346	97,153
Total Volume of Loans Made	$8,483,934	$7,775,824	$25,321,419	$28,495,693
Average Size of Loans Made	$350	$257	$332	$293
Number of Loans Outstanding	32,596	38,889	32,596	38,889
Total of Loans Outstanding	$14,975,957	$15,485,288	$14,975,957	$15,485,288
Percent of Loans Outstanding	35.28%	28.25%	35.28%	28.25%
Average Balance on Outstanding Loans	$459	$398	$459	$398

Auto Sales Finance Contracts:
Total Number of Contracts Made	86	91	298	342
Total Volume of Contracts Made	$1,442,270	$1,492,396	$4,974,871	$5,706,762
Average Size of Contracts Made	$16,771	$16,400	$16,694	$16,686
Number of Contracts Outstanding	2,039	2,576	2,039	2,576
Total of Contracts Outstanding	$18,912,209	$25,818,056	$18,912,209	$25,818,056
Percent of Total Loans and Contracts	44.55%	47.10%	44.55%	47.10%
Average Balance on Outstanding Contracts	$9,275	$10,023	$9,275	$10,023

Consumer Sales Finance Contracts:
Number of Contracts Made to New Customers	300	223	1067	1231
Number of Loans Made to Former Customers	3	8	8	31
Number of Loans Made to Existing Customers	527	466	1,870	2,142
Total Contracts Made	830	697	2,945	3,404
Total Volume of Contracts Made	$2,275,565	$2,022,451	$8,098,124	$10,470,506
Number of Contracts Outstanding	4,335	6,098	4,335	6,098
Total of Contracts Outstanding	$8,565,814	$13,510,348	$8,565,814	$13,510,348
Percent of Total Loans and Contracts	20.17%	24.65%	20.17%	24.65%
Average Balance of Outstanding Contracts	$1,976	$2,216	$1,976	$2,216

Below is a table showing our total gross outstanding finance receivables:

	As of June 25,
	2011	2010
Total Finance Receivables Outstanding (gross):

Direct Consumer Loans	$14,975,957	$15,485,288
Consumer Sales Finance	8,565,814	13,510,348
Auto Sales Finance	18,912,209	25,818,056

Total Gross Outstanding	$42,453,980	$54,813,692

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

	For the Three Months Ended June 25,		For the Nine Months Ended June 25,
	2011	2010	2011	2010
Direct Consumer Loans:
Balance - beginning	$14,042,310	$17,940,537	$14,790,670	$20,098,661
Finance receivables originated	8,483,934	7,775,824	25,321,419	28,495,693
Collections	(4,704,531)	(6,950,803)	(16,511,578)	(23,359,579)
Refinancings	(1,608,453)	(1,801,497)	(5,321,987)	(6,669,333)
Charge offs, gross	(1,109,829)	(1,159,458)	(3,123,660)	(4,049,347)
Rebates / other adjustments	(127,474)	(319,315)	(178,907)	969,193

Balance - ending	$14,975,957	$15,485,288	$14,975,957	$15,485,288

Consumer Sales Finance Contracts:
Balance - beginning	$9,863,371	$15,003,653	$12,192,962	$16,663,172
Finance receivables originated	2,275,565	2,022,451	8,098,124	10,470,506
Collections	(1,671,474)	(1,828,151)	(5,138,426)	(5,693,939)
Refinancings	(897,578)	(773,434)	(3,186,830)	(3,591,107)
Charge offs, gross	(719,456)	(724,361)	(2,441,470)	(2,036,727)
Rebates / other adjustments	(284,614)	(189,810)	(958,546)	(2,301,557)

Balance - ending	$8,565,814	$13,510,348	$8,565,814	$13,510,348

Auto Sales Finance Contracts:
Balance - beginning	$20,190,294	$27,544,879	$22,584,170	$30,151,923
Finance receivables originated	1,442,270	1,492,396	4,974,871	5,706,762
Collections	(2,222,314)	(2,706,347)	(6,678,875)	(8,079,572)
Charge offs, gross	(595,686)	(430,942)	(1,811,584)	(1,189,851)
Rebates / other adjustments	97,645	(81,930)	(156,373)	(771,206)

Balance - ending	$18,912,209	$25,818,056	$18,912,209	$25,818,056

Total:
Balance - beginning	$44,095,975	$60,489,069	$49,567,802	$66,913,756
Loans originated	12,201,769	11,290,671	38,394,414	44,672,961
Collections	(8,598,319)	(11,485,301)	(28,328,879)	(37,133,090)
Refinancings	(2,506,031)	(2,574,931)	(8,508,817)	(10,260,440)
Charge offs, gross	(2,424,971)	(2,314,761)	(7,376,714)	(7,275,925)
Rebates / other adjustments	(314,443)	(591,055)	(1,293,826)	(2,103,570)

Balance - ending	$42,453,980	$54,813,692	$42,453,980	$54,813,692

Below is a reconciliation of the amounts of the finance receivables originated and repaid (collections) from the receivable roll-forward to the amounts shown in our Consolidated Statements of Cash Flows.

	Nine Months Ended June 25,
	2011	2010
Finance Receivables Originated:
Direct consumer	$25,321,419	$28,495,693
Consumer sales finance	8,098,124	10,470,506
Auto sales finance	4,974,871	5,706,762

Total gross finance receivables originated	38,394,414	44,672,961
Non-cash items included in gross finance receivables*	(10,530,344)	(12,146,544)

Finance receivables originated per statement of cash flows	$27,864,070	$32,526,417

Finance Receivables Repaid:
Collections
Direct consumer	$16,511,578	$23,359,579
Consumer sales finance	5,138,426	5,693,939
Auto sales finance	6,678,875	8,079,572

Finance receivables repaid per statement of cash flows	$28,328,879	$37,133,090

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

The decrease in the net interest margin (before provision for credit losses) for the nine months ended June 25, 2011 was primarily a result of two factors. First, our outstanding finance receivables have decreased significantly due to our liquidity issues which have caused us to tighten our lending guidelines. We significantly decreased our originations of loans in all three segments of our portfolio in the nine months ended June 25, 2011 as compared to the same period last year resulting in lower interest and fee income. Next, interest expense on our outstanding debt has remained near constant over the two nine-month periods ended June 25, 2011 and 2010.

The following table presents important data relating to our net interest margin:

	As of, or for, the Three Months Ended June 25,		As of, or for, the Nine Months Ended June 25,
	2011	2010	2011	2010
Average net finance receivables (1)	$36,992,516	$47,949,104	$38,938,559	$51,785,032
Average notes payable (2)	$78,116,986	$73,255,907	$77,061,169	$75,177,785

Interest income	$1,746,170	$2,078,967	$5,122,086	$6,781,356
Loan fee income, excluding delinquency fees	636,789	766,085	1,938,900	2,455,260

Total interest and fee income	2,382,959	2,845,052	7,060,986	9,236,616
Interest expense	1,874,464	1,687,079	5,381,565	5,265,680

Net interest and fee income before provision for credit losses	$508,495	$1,157,973	$1,679,421	$3,970,936

Average interest rate earned (annualized)	25.8%	23.7%	24.2%	23.8%
Average interest rate paid (annualized)	9.6%	9.2%	9.3%	9.3%
Net interest rate spread (annualized)	16.2%	14.5%	14.9%	14.4%
Net interest margin (annualized) (3)	5.5%	9.7%	5.8%	10.2%

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

The following table shows the ratios of charge-offs to average notes receivable for the categories of our finance receivables. The average net finance receivables are computed using monthly balances, net of unearned interest, unearned insurance commissions and unearned discounts. Charge-offs are shown at gross amounts as presented in the receivable roll-forward on page 24. Recoveries represent receipts from non-file insurance claims and cash and bankruptcy recoveries. The benchmark charge-off ratio is calculated using a rolling average of data from the previous 12 months as shown below.

	As of, or for the 12 Months Ended June 25,
	2011	2010
Direct Consumer Loans

Ending net finance receivables	$13,167,862	$13,887,673
Average net finance receivables(1)	$13,098,165	$17,913,528

Charge-offs, gross(3)	$4,522,275	$6,499,459
Recoveries (2)	(2,425,616)	(2,716,991)

Charge-offs, net of recoveries	$2,096,659	$3,782,468

% of net charge offs to average net receivables
12 month trend	16.0%	21.1%
Actual allowance %	16.0%	21.1%
Actual allowance	$2,106,859	$2,930,299

Consumer Sales Finance Contracts:

Ending net finance receivables	$6,738,742	$10,520,120
Average net finance receivables(1)	$8,633,214	$11,720,987

Charge-offs, gross	$2,923,868	$2,308,698

% of net charge offs to average net receivables
12 month trend	33.9%	19.7%
Actual allowance %	33.9%	19.7%
Actual allowance	$2,284,434	$2,072,464

Auto Sales Finance Contracts:

Ending net finance receivables	$16,353,844	$22,005,391
Average outstanding finance receivables(1)	$18,251,588	$23,791,119

Charge-offs, gross(3)	$2,784,967	$2,015,879

% of net charge offs to average net receivables
12 month trend	15.3%	8.5%
Actual allowance %	17.3%	7.5%
Actual allowance	$2,829,215	$1,654,496

	As of, or for the 12 Months Ended June 25,
	2011	2010
Total Receivables:

Ending net finance receivables	$36,260,448	$46,413,184
Average outstanding finance receivables(1)	$39,982,967	$53,425,634

Charge-offs, gross(3)	$10,231,110	$10,824,036
Recoveries (2)	(2,425,616)	(2,716,991)

Charge-offs, net of recoveries	$7,805,494	$8,107,045

% of net charge offs to average net receivables
12 month trend	19.5%	15.2%
Actual allowance %	19.9%	14.3%
Actual allowance	$7,220,507	$6,657,259

(1)	Average net outstanding finance receivables are computed using the monthly balances net of unearned interest/fees, unearned insurance commissions and unearned discounts.
(2)	Recoveries represent receipts from non-file insurance claims, cash recoveries and bankruptcy recoveries.
(3)	Includes write downs incurred on the transfer of loans to loans held for sale.

From March 25, 2011 to June 25, 2011, we noted only slight improvement in the amount and percentage of delinquency of outstanding loans in all segments of our loan portfolio. Although the amount of net charge-offs over the past 12 months decreased by approximately $0.3 million, our ending and average net outstanding finance receivables have decreased significantly due to the decrease in loan originations caused by our liquidity issues. When we evaluated the 12-month benchmarks for each of the three categories of our finance receivables and looked at the previous three quarters’ 12-month benchmark, we noted either a flat or increasing trend in the benchmarks. This is most notable in the auto segment as high unemployment and the uncertain economy continue to adversely affect our customers. We have attempted to work with customers in lieu of pursuing the repossession/legal process but we are still incurring higher charge-offs. After consideration of the benchmark percentages, the recent trend in the benchmark percentages, delinquency and other relevant factors, we adjusted the allowance percentage from the 12-month trend in each segment as follows: for net outstanding direct consumer loans, no change to the benchmark of 16%; for net outstanding consumer sales finance contracts, no change to the benchmark percentage of 33.9%; and for net outstanding auto sales finance contracts, an increase of 200 basis points to 17.3%, in each case as a percentage of the ending balance at June 25, 2011. The allowance for credit losses was $7.2 million (19.9% of the net outstanding finance receivables) at June 25, 2011 and $6.7 million (14.3%) at June 25, 2010.

Delinquency Information

Our delinquency levels reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions. The delinquency information in the following tables is computed on the basis of the amount past due in accordance with the original payment terms of the loan (contractual method). We use the contractual method for all external reporting purposes. Management closely monitors delinquency using this method to measure the quality of our loan portfolio and the probability of credit loss. We also use other tools, such as a recency report, which shows the date of the last full contractual payment received on the loan, to determine a particular customer’s willingness and ability to pay. For example, if a delinquent customer has made a recent payment, we may decide to delay more serious collection measures, such as repossession of collateral. However, such a payment will not change the non-accrual status of the account until all of the principal and interest amounts contractually due are brought current (we receive one or more full contractual payments and the account is less than 60 days contractually delinquent), at which time we believe future payments are reasonably expected. Below is certain information relating to the delinquency status of each category of our receivables as of June 25, 2011 and 2010:

	As of June 25, 2011
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$14,975,957	$8,565,814	$18,912,209	$42,453,980
Loans and Contracts greater than 180 days past due	$1,258,358	$974,431	$923,329	$3,156,118
Percentage of Outstanding	8.4%	11.4%	4.9%	7.4%
Loans and Contracts greater than 90 days past due	$2,396,254	$1,597,379	$1,469,403	$5,463,036
Percentage of Outstanding	16.0%	18.6%	7.8%	12.9%
Loans and Contracts greater than 60 days past due	$3,345,492	$1,847,141	$1,854,277	$7,046,910
Percentage of Outstanding	22.3%	21.6%	9.8%	16.6%

	As of June 25, 2010
	Direct Consumer Sales	Consumer Sales Finance Contracts	Auto Sales Finance Contracts*	Total
Gross Loans and Contracts Receivable	$15,485,288	$13,510,348	$25,818,056	$54,813,692
Loans and Contracts greater than 180 days past due	$2,197,666	$1,203,250	$0	$3,400,916
Percentage of Outstanding	14.2%	8.9%	0.0%	6.2%
Loans and Contracts greater than 90 days past due	$3,189,857	$1,983,137	$855,741	$6,028,735
Percentage of Outstanding	20.6%	14.7%	3.3%	11.0%
Loans and Contracts greater than 60 days past due	$3,727,596	$2,426,622	$1,143,187	$7,297,405
Percentage of Outstanding	24.1%	18.0%	4.4%	13.3%

* Auto Sales Finance Contracts aging categories exclude accounts in legal or repossession process in the amounts of $2,606,608 at June 25, 2011 and $4,567,952 at June 25, 2010.

Results of Operations

Comparison of Nine Months Ended June 25, 2011 and 2010

Net Revenues

Net revenues were $3.2 million and $10.3 million for the nine months ended June 25, 2011 and 2010, respectively. We have experienced significant liquidity issues over the past two years due to significant loan and operating losses and the lack of net sales in our debt offerings. Because of our liquidity issues and the current economic environment, to preserve cash, we significantly reduced the volume of loans made and implemented tighter risk management controls on the loans extended beginning in fiscal year 2009, which continued through June 25, 2011. Gross loan originations decreased $6.3 million (14%) in the first nine months of this fiscal year compared to the same period last year, and we experienced decreases in interest and fee income and other ancillary product income from the prior year as a result of the prolonged tighter lending guidelines and the decrease in overall net outstanding finance receivables. Provision for credit losses was also $3.0 million higher during this period compared to last year (see “Provision for Credit Losses” below). Retail sales and the associated gross margin on these sales were also down from prior year levels by approximately $0.8 million.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $1.7 million and $4.0 million for the nine months ended June 25, 2011 and 2010, respectively. Gross interest and fee income decreased $2.1 million to $7.1 million from $9.2 million. This was a result of an approximate 14% overall decrease in finance receivables originated, as mentioned above. We are exploring options to raise capital that will allow us to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be lower than comparable periods last year until we can sell sufficient amounts of our debt offerings or secure other capital resources. Interest expense was $5.4 million and $5.3 million for the nine-month periods ended June 25, 2011 and 2010, respectively.

Provision for Credit Losses

Provision for credit losses was $6.0 million and $3.0 million for the nine months ended June 25, 2011 and 2010, respectively. Although our net finance receivables charged off decreased approximately $0.3 million compared to the previous 12-month period, our ending and average net outstanding finance receivables have decreased significantly due to the decrease in loan originations caused by our liquidity issues. Our consumer sales finance and automotive segments are experiencing higher charge-offs than historical levels as these customers continue to be impacted by the struggling economy in the markets in which we operate. Our analysis of the allowance for credit losses at June 25, 2011 supported additional provisions based on adjustments to the benchmark percentages compared to March 25, 2011 and December 25, 2010 as well as other relevant factors. The allowance was $7.2 million or 19.9% of net outstanding finance receivables at June 25, 2011 compared to $6.7 million or 14.3% at June 25, 2010. We expect our net charge-offs and provisions for credit losses to stabilize through the remainder of fiscal year 2011 as compared to the previous 12-month period.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships decreased $0.8 million, to $4.2 million from $5.0 million for the nine months ended June 25, 2011 and 2010, respectively. As mentioned above, the significant decrease in volume of finance receivables originated during this nine-month period compared to last year resulted in lower commissions earned on the sale of these products. Other income, including delinquency fees was down $0.2 million compared to last year. We expect the decrease in commissions and other income to continue until we finalize and execute our plan to increase loan volumes, as mentioned above.

Gross Margin on Retail Sales

Gross margins on retail sales were $2.2 million and $3.0 million for the nine months ended June 25, 2011 and 2010, respectively. Margins in the consumer segment in the first nine months of fiscal year 2011 were down $0.7 million from the same period last year while margins in the automotive segment were down $0.1 million. Sales in the consumer segment were approximately $1.3 million lower than last year while vehicle sales were down approximately $0.5 million. Weak demand for consumer goods continues to impact our sales and margins. We do not expect a significant increase in retail sales in the near term.

Operating Expenses

Operating expenses were $15.0 million and $17.7 million for the nine months ended June 25, 2011 and 2010, respectively. Personnel expenses were approximately $1.6 million lower than the previous year and facilities expense were $0.2 million lower as we realized the cost savings of the branch consolidations and other cutbacks implemented during fiscal year 2010. General and administrative expenses were down $0.3 million due to decreases in general office-related costs. Other operating expenses were down $0.6 million due primarily to the reduction of travel-related expenses and professional service fees. We continue to closely monitor expenses and plan to reduce spending wherever possible.

Comparison of Three Months Ended June 25, 2011 and 2010

Net Revenues

Net revenues were $0.4 million and $2.9 million for the three months ended June 25, 2011 and 2010, respectively. As discussed above, we have experienced significant liquidity issues over the past two years due to significant loan and operating losses and the lack of net sales in our debt offerings. Because of this and the current economic environment, to preserve cash, we implemented tighter risk management controls on the loans extended beginning in fiscal year 2009, which continued through June 25, 2011. Although we were able to increase gross loan originations by $0.9 million in the three months ended June 25, 2011 compared to the same period last year, we experienced decreases in interest and fee income from the prior year as a result of the prolonged tighter lending guidelines and the decrease in overall net outstanding finance receivables. We also realized a $1.7 million increase in the provision for credit losses (see “Provision for Credit Losses” below). Retail sales and the associated gross margin on these sales were approximately the same as last year.

Net Interest and Fee Income Before Provision for Credit Losses

Net interest and fee income before provision for credit losses was $0.5 million and $1.2 million for the three months ended June 25, 2011 and 2010, respectively. During the third quarter of fiscal year 2011, gross interest and fee income decreased $0.5 million compared to the third quarter of fiscal year 2010 due to a decrease in net outstanding finance receivables as a result of the prolonged tighter lending guidelines. We are exploring options to raise capital that will allow us to increase originations of direct consumer loans in order to increase interest and fee income. However, we expect interest and fee income to continue to be down compared to previous periods until we can sell sufficient amounts of our debt offerings or secure other capital resources. Interest expense was $1.9 million and $1.7 million for the three-month periods ended June 25, 2011 and 2010, respectively.

Provision for Credit Losses

The provision for credit losses was $2.4 million and $0.7 million for three months ended June 25, 2011 and 2010, respectively. Net finance receivables charged off were approximately the same as the previous year. However, our analysis of the allowance for credit losses at June 25, 2011 supported additional provisions based on adjustments to the benchmark percentages compared to March 25, 2011 and December 25, 2010 as well as other relevant factors. The allowance was $7.2 million or 19.9% of net outstanding finance receivables at June 25, 2011 compared to $6.7 million or 14.3% at June 25, 2010.

Insurance and Other Products

Income from commissions on insurance products and motor club memberships was $1.2 million and $1.4 million for the three months ended June 25, 2011 and 2010, respectively. Although the volume of loans originated increased during this three-month period compared to last year, we were unable to generate sufficient sales of these products connected with our lending, which resulted in commissions on these products being slightly down compared to the prior year. Other income, including delinquency fees, was approximately the same as last year.

Gross Margin on Retail Sales

Gross margins on retail sales were $0.7 million for each of the three months ended June 25, 2011 and 2010. Sales and margins in the automotive segment were $1.1 million and $0.4 million while the consumer segment generated $0.7 million in sales and $0.3 million in margin for each of the three-month periods in 2011 and 2010. We do not expect to see any significant increase in retail sales in the near term, thus our margin on retail sales for the balance of fiscal year 2011 will likely be equal or down compared to comparable periods last year.

Operating Expenses

Operating expenses were $4.8 million and $5.3 million for the three months ended June 25, 2011 and 2010, respectively. Personnel expenses were $0.1 million lower than last year and as we realized the cost savings of the branch consolidations and other cutbacks implemented during fiscal year 2010. Facilities expense and general and administrative expenses were approximately the same as last year. Other operating expenses were $0.3 million lower than the previous year as professional service fees have decreased. We continue to closely monitor expenses and plan to reduce spending wherever possible.

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

However, as indicated in the notes to the accompanying unaudited consolidated financial statements included in this report, we have experienced significant liquidity issues due to the lack of net sales in our debt offerings during the fiscal year ended September 25, 2009 and continuing through the nine months ended June 25, 2011. The recessionary economy has negatively impacted investor confidence and, on two occasions during the past two years, we temporarily suspended the offering of our debt securities to the public while we restated previously issued consolidated financial statements to correct errors detected in those statements. Due to this, to preserve cash, we tightened our risk management controls related to new loans resulting in a decrease in gross loan originations of $6.3 million for the nine months ended June 25, 2011 compared to the same period in the prior year, and we (1) received gross proceeds of $11.1 million from the sale of debentures, (2) paid $7.7 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received less than $0.1 million in net sales of demand notes. Also, for the nine months ended June 25, 2011 and the year ended September 25, 2010, respectively, we have incurred net losses of $11.9 million and $12.1 million, incurred negative cash flows from operating activities of $5.3 million and $4.4 million and had a deficiency in net interest margin (net loss from interest and fees after provision for credit losses) of $4.3 million and $0.9 million and, as of June 25, 2011 and September 25, 2010, had a shareholders’ deficit of $57.8 million and $45.9 million, respectively. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Consequently, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued redemption obligations if the amount of redemptions continues at its current pace or we continue to suffer losses and use funds from operations to fund redemptions.

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

Cash and cash equivalents were $0.8 million at June 25, 2011, a decrease of $0.6 million from $1.4 million at June 25, 2010. During the nine months ended June 25, 2011, cash and cash equivalents decreased $1.4 million. We had $3.7 million of net cash provided by financing activities, as proceeds from the sale of our variable rate subordinated debentures exceeded repayments of debentures by $3.3 million, had proceeds from senior debt and demand notes of $0.4 million. Finance receivables repaid exceeded finance receivables originated by $0.5 million, but operating activities used $5.3 million in cash during the nine-month period. Cash and cash equivalents decreased $1.6 million during the nine months ended June 25, 2010 primarily as a result of a $4.6 million of net cash used in financing activities. We redeemed approximately $9.5 million of debentures while the proceeds from the sale of debentures were $4.7 million and the net proceeds from Senior debt and Demand notes were $0.2 million. Net cash was provided from investing activities, as finance receivables repaid exceeded finance receivables originated by $4.6 million. The cash required to fund redemption of debentures caused us to tighten our risk management on lending and focus more on collection of finance receivables. Cash from operations used approximately $1.5 million.

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

During the nine months ended June 25, 2011, we (1) received gross proceeds of $11.1 million from the sale of debentures, (2) paid $7.7 million for redemption of debentures issued by us and our subsidiary, The Money Tree of Georgia Inc. and (3) received less than $0.1 million in net sales of demand notes. As of June 25, 2011, we had $74.6 million of debentures and $3.2 million of demand notes outstanding, compared to $71.2 million of debentures and $3.2 million of demand notes outstanding as of September 25, 2010.

Subsequent Events

Between June 26, 2011 and July 25, 2011, we sold $0.9 million of debentures and $0.2 million of demand notes. For the same period we redeemed $0.8 million of debentures and $0.1 million of demand notes. These include amounts that were redeemed through our subsidiary, The Money Tree of Georgia Inc.

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

In connection with the presentation of this Form 10-Q, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 25, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were not involved in any material legal proceedings during the quarter ended June 25, 2011 requiring disclosure under item 103 of Regulation S-K.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2010 that could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officers pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONEY TREE INC.

August 9, 2011	/s/ Bradley D. Bellville
Date	Bradley D. Bellville
President (Principal Executive Officer)

August 9, 2011	/s/ Steven P. Morrison
Date	Steven P. Morrison
Chief Financial Officer (Principal Financial Officer)